Form 10-Q
period 1996-03-31
LOUISIANA I GAMING L P
filed 1996-05-15
CIK 918879

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q



                               QUARTERLY REPORT
                      Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996             Commission File Number 0-20648


                          LOUISIANA - I  GAMING, L.P.
             (Exact Name of Registrant as Specified in its Charter)

           Louisiana                                           72-1238179
- - --------------------------------                           ------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

          c/o Boomtown, Inc.
   P.O. Box 399, Verdi, Nevada                                 89439-0399
 (Addressed of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (702)  345-8643


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes __X__     No _____

                         LOUISIANA - I GAMING, L.P.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements (Unaudited)

            Balance Sheets,September 30, 1995 and March 31, 1996..............3

            Statements of Operations For the Three and Six Months
            Ended March 31, 1996 and 1995.....................................4

            Condensed Statements of Cash Flows For the Six Months
            Ended March 31, 1996 and 1995 ....................................5

            Notes to Financial Statements ....................................6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................9


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................14

   Item 5.  Other Information................................................14

   Item 6.  Exhibits and Reports on Form 8-K ................................14


SIGNATURES...................................................................15

SCHEDULE OF  EXHIBITS........................................................16

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          LOUISIANA - I GAMING, L.P.

                               BALANCE SHEETS
                               (in thousands)

                                                   September 30,     March 31,
                                                       1995            1996
                                                   -------------    -----------
                                                                    (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                          $ 3,072        $ 4,219
   Accounts receivable, net                               147            126
   Inventories                                            567            578
   Prepaid expenses                                     1,369            889
                                                   -------------    -----------
               Total current assets                     5,155          5,812

Property and equipment, at cost,
   less accumulated depreciation                       55,716         55,958
Other assets                                              302            238
                                                   -------------    -----------
     Total assets                                     $61,173        $62,008
                                                   -------------    -----------
                                                   -------------    -----------

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
   Accounts payable                                   $   732        $   534
   Accrued compensation                                   609            653
   Other accrued liabilities                            2,787          3,280
   Note payable - Boomtown, Inc.                       36,290         31,162
   Accrued interest payable - Boomtown, Inc.              322            312
   Accrued interest payable                               --              48
   Long-term debt due within one year (Note 2)          1,604          1,974
                                                   -------------    -----------
               Total current liabilities               42,344         37,963

Long-term debt due after one year (Note 2)              3,750          3,368

Commitments and contingencies (Note 3)

Deferred gain                                             213            142
Partners' capital:
   General Partner                                        743          1,017
   Limited Partners                                    14,123         19,518
                                                   -------------    -----------
               Total Partners' capital                 14,866         20,535
                                                   -------------    -----------
      Total Liabilities and Partners' Equity          $61,173        $62,008
                                                   -------------    -----------
                                                   -------------    -----------

                            See accompanying notes.

                         LOUISIANA - I GAMING, L.P.

                           STATEMENTS OF OPERATIONS
                                (in thousands)
                                 (unaudited)

                                            Three Months Ended          Six Months Ended
                                                 March 31,                March 31,
                                             1995        1996         1995          1996
                                          ---------    ---------    ---------     --------
Revenues:
   Gaming                                 $ 18,948     $ 18,320     $ 37,330      $ 34,780
   Family entertainment center                 240          197          281           395
   Food and beverage                           223          145          291           286
   Cabaret                                       -          189           --           392
   Other income                                113          164          213           365
                                          ---------    ---------    ---------     --------
                                            19,524       19,015       38,115        36,218

Costs and expenses:
   Gaming                                    6,228        7,048       12,252        13,512
   Gaming equipment leases                     -            476          --            909
   Family entertainment center                 137          120          198           265
   Food and beverage                           162          151          236           348
   Cabaret                                      48          171           54           316
   Marketing                                   806          930        1,943         2,157
   General and administrative                5,103        4,772       10,401         9,387
   Depreciation                                716          687        1,252         1,295
                                          ---------    ---------    ---------     --------
                                            13,200       14,355       26,336        28,189

Income from operations                       6,324        4,660       11,779         8,029
Interest and other expense, net             (1,485)      (1,199)      (2,409)       (2,360)
                                          ---------    ---------    ---------     --------

Net income                                $  4,839     $  3,461     $  9,370      $  5,669
                                          ---------    ---------    ---------     --------
                                          ---------    ---------    ---------     --------
Net income allocated to Partners:
   General Partner                        $    242     $    173     $    468      $    274
   Limited Partners                          4,597        3,288        8,902         5,395
                                          ---------    ---------    ---------     --------
                                          $  4,839     $  3,461     $  9,370      $  5,669
                                          ---------    ---------    ---------     --------
                                          ---------    ---------    ---------     --------

                            See accompanying notes.

                         LOUISIANA - I GAMING, L.P.

                      CONDENSED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)
                                 (unaudited)

                                                             Six Months Ended March 31,
                                                               1995             1996
                                                              -------          ------
Cash flows from operating activities:
   Net income                                                 $ 9,370          $5,669
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation and amortization                                1,252           1,295
   Prepaid expenses                                               595             481
   Accounts payable                                               107            (206)
   Accrued compensation                                           131              44
   Other accrued liabilities                                      954             547
   Other adjustments, net                                        (176)            (28)
                                                              -------          ------
      Net cash provided by operating activities                12,233           7,802
                                                              -------          ------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                 1,614            --
   Payments for purchases of property and equipment            (9,321)         (1,301)
   Increase in construction related payables                     (622)              7
                                                              -------          ------
      Net cash used in investing activities                    (8,329)         (1,294)
                                                              -------          ------

Cash flows from financing activities:
   Note payable - Boomtown, Inc., net                          (9,479)         (5,349)
   Proceeds from long-term debt                                 6,448             756
   Principal payments on long-term debt                          (373)           (768)
   Distributions to limited partner                               (75)            --
                                                              -------          ------
      Net cash used in financing activities                    (3,479)         (5,361)
                                                              -------          ------

Net increase in cash and cash equivalents                         425           1,147

Cash and cash equivalents:
   Beginning of period                                          2,627           3,072
                                                              -------          ------
   End of period                                               $3,052          $4,219
                                                              -------          ------
                                                              -------          ------

                           See accompanying notes.

                         LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

   BASIS OF PRESENTATION AND NATURE OF BUSINESS - Louisiana - I Gaming, L.P. (the "Company" or the "Partnership"), a Louisiana limited partnership, is a majority owned and controlled partnership of Boomtown, Inc. ("Boomtown"). Boomtown owns an 87.5% limited partnership interest, and through its wholly-owned subsidiary, Louisiana Gaming Enterprises, Inc. (a Louisiana corporation and the general partner of the Partnership), Boomtown owns an additional 5% interest in the Partnership. The remaining 7.5% limited partnership interest is owned by an individual. Under the terms of the partnership agreement, after three years of operation, either Boomtown or the individual may exercise an option to convert the individual's ownership interest into Boomtown Common Stock or cash, at the option of the individual, at an amount calculated per the agreement. The Partnership agreement also provides for quarterly distributions to be made to the minority limited partner.

   INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at March 31, 1996, the results of operations for the three and six months ended March 31, 1995 and 1996 and cash flows for the six months ended March 31, 1995 and 1996 have been included. The Partnership's operations are seasonal and thus operating results for the three and six months ended March 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996. The unaudited financial statements should be read in conjunction with the financial statement and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1995.

   RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                          September 30, 1995    March 31, 1996
                                          ------------------    --------------
   13% note payable                           $4,336,000           $3,801,000
   11.5% note payable                          1,018,000              785,000
   Capital lease obligation                        --                 756,000
                                          ------------------    --------------
                                               5,354,000            5,342,000
   Less amounts due within one year            1,604,000            1,974,000
                                          ------------------    --------------
                                              $3,750,000           $3,368,000
                                          ------------------    --------------
                                          ------------------    --------------

    The 13% note payable is secured by a first preferred mortgage on the boat with a net book value of $18,053,000 as of September 30, 1995 and $17,675,000 as of March 31, 1996. This note

                         LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

payable is payable in 48 monthly installments of approximately $134,000 and matures in January 1999.

   The 11.5% note payable is secured by various furniture, fixture and equipment with a net book value of approximately $992,000 at September 30, 1995 and $929,000 at March 31, 1996. This note payable is payable in 36 monthly installments of approximately $48,000 and matures in September 1997.

   The capital lease obligation is secured by equipment with a net book value of approximately $1,137,000 at March 31, 1996. This lease is payable in 30 monthly installments of approximately $29,000 and matures in September 1998.

3.  COMMITMENTS AND CONTINGENCIES

   On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the Indenture (as defined in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Boomtown, Inc.'s Form 10-K at September 30, 1995) to the Notes.

   The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operational leases; limitations on dividends, repurchase of capital stock of Boomtown and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

   The Partnership is a guarantor of a note payable with an outstanding balance of $466,000 at March 31, 1996, of Mississippi - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

   The Partnership is also a guarantor of a $1.1 million promissory note of Blue Diamond Hotel & Casino, Inc., a wholly-owned subsidiary of Boomtown, Inc. as of March 31, 1996 the outstanding principal balance on the Note is $645,000.

4.  OTHER EVENTS

   In a recent development potentially affecting the Partnership's gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by parish basis) where gaming operations are conducted. While the Partnership has no reason at this time to believe that the voters of Jefferson Parish (where the Partnership's riverboat operations are located) will vote against riverboat gaming, in the event they

                         LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)


were to do so, the Partnership would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999.

5.  MANAGEMENT FEE ALLOCATION

   Boomtown is responsible for managing the operations of the Company and all of its other subsidiaries (collectively the "Subsidiaries"). Boomtown charges the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarter and six months ended March 31, 1996, the Partnership recorded Management Fees in the amount of $201,000, and $456,000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth certain items from the Partnership's statements of operations as a percentage of revenues for the quarters ended March 31, 1995 and 1996:


(thousands)                                   Three Months Ended                           Six Months Ended
(unaudited)                                        March 31,                                    March 31,
                                         1995                   1996                    1995                  1996
                                  -----------------       -----------------       ----------------      ---------------
Revenues:
   Gaming                         $18,948     97.0%       $18,320     96.4%       $37,330    97.9%      $34,780   96.0%
   Non-gaming                         576      3.0%           695      3.6%           785     2.1%        1,438    4.0%
                                  -----------------       -----------------       ----------------      ---------------
                                   19,524    100.0%        19,015    100.0%        38,115   100.0%       36,218  100.0%

Operating costs and expenses:
   Gaming                           6,228     31.9%         7,524     39.6%        12,252    32.1%       14,421   39.8%
   Non-gaming                         347      1.8%           442      2.3%           488     1.3%          929    2.6%
   Marketing, general and
     administrative                 5,909     30.2%         5,702     30.0%        12,344    32.4%       11,544   31.8%
   Depreciation                       716      3.7%           687      3.6%         1,252     3.3%        1,295    3.6%
                                  -----------------       -----------------       ----------------      ---------------
                                   13,200     67.4%        14,355     75.5%        26,336    69.1%       28,189   77.8%

Income from operations              6,324     32.4%         4,660     24.5%        11,779    30.9%        8,029   22.2%
Interest and other expenses,
  net                              (1,485)    (7.6%)       (1,199)    (6.3%)       (2,409)   (6.3%)      (2,360)  (6.5%)
                                  -----------------       -----------------       ----------------      ---------------
Net income                         $4,839      4.8%        $3,461     18.2%        $9,370    24.6%       $5,669   15.7%
                                  -----------------       -----------------       ----------------      ---------------

   Total revenues for the quarter ended March 31, 1996 were $19.0 million, 2.6% lower than the $19.5 million generated during the same prior year period. Gaming Revenues, representing 96.4% of total revenues for the second quarter declined 3.3% to $18.3 million. Gaming revenues are derived from slot and video gaming machines as well as various table games. During the first half of fiscal 1996 the Partnership recorded gaming revenues of $34.8 million and non-gaming revenues of $1.4 million. This represents a decline of 6.8%, and an increase of 83.2%, respectively. Gaming revenues were negatively impacted by Louisiana's stricter enforcement of cruising regulations, which are in effect for all gaming riverboats operating in the state. Riverboats are required to cruise for 90 minutes every three hours, and beginning in the summer of 1995, the Louisiana State Police began strict enforcement of the regulation.

   Non-gaming revenues are generated from the Partnership's family entertainment center ("funcenter"), food and beverage sales, a cabaret show and other advertising and promotional revenues. The increase in non-gaming revenues during the first six months of fiscal 1996 was due to the expansion of the cabaret showroom, to include food and beverage sales, as well as additional revenues generated from the funcenter.

   The gaming margin decreased $2.0 million for the second quarter of fiscal 1996 to $10.8 million. This represents 58.9% of gaming revenue as compared to 67.1% in the same prior year quarter. For the six months ended March 31, 1996, the gaming margin fell from 67.2% to 58.5%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of gaming revenue. The decline is primarily a result of a change in the calculation of gaming taxes, resulting in a financial statement reclassification. During the current year, the gaming taxes were calculated as a percentage of revenue and charged to gaming operating costs. In the prior year, the taxes were calculated based on a flat charge per admission and charged to general and administrative expenses. Additionally, the margin was negatively affected by gaming leases entered into in April 1995 resulting in charges of $476,000 and $909,000 for the quarter and six months ended March 31, 1996, respectively.

   Marketing expenses were $930,000 and $2.2 million for the current quarter and six month period, as compared to $806,000 and $1.9 million for the same prior year periods. These costs consist primarily of printed advertising, outdoor signs, media advertising, promotional events, direct mailings, and bus programs. The higher marketing expenses during the current year periods resulted primarily from the expansion of the direct mail program, utilized by the Partnership to offset the effects of cruising requirements on revenues.

   General and administrative ("G&A") expenses were $4.8 million for the quarter ended March 31, 1996 compared to $5.1 million in the prior year second quarter. During the first half of fiscal 1996 the Partnership incurred $9.4 million, 11% lower than $10.5 million in the prior year commensurate period. The decline in G&A expenses resulted primarily from the reclassification of gaming taxes to gaming expenses, offset by management fees charges by Boomtown, Inc. Boomtown, Inc. is responsible for managing the operations of the Partnership and charges its subsidiaries a pro-rata share of the costs incurred relative to this management function. While Boomtown did not charge a management fee in the prior year period, during the first half of the current year the Partnership was charged $456,000.

   During the quarter and six months ended March 31, 1996, the Partnership generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5.3 million and $9.3 million, respectively. This compares to EBITDA of $7.0 million and $13.0 million in the prior year periods. EBITDA as a percentage of revenue was 28.1% and 25.7% for the current quarter and six month period, respectively.

   Depreciation and amortization was $687,000 and $1.3 million for the second quarter and first six month period, respectively, consistent with the prior year periods. The Partnership incurred interest expense of $1.2 million during the second quarter of fiscal 1996 compared to $1.5 million in the second quarter of the prior year. This decline is a result of less interest charged on the note payable to Boomtown, due to lower outstanding balances. For the first six months of the current and prior fiscal year, interest expense was $2.4 million, the majority of which was charged on the note to Boomtown.

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership's principal source of liquidity at March 31, 1996 was cash and cash equivalents of approximately $4.2 million, an increase of $1.1 million from September 30, 1995. Operating cash flow has been positive since the Company's inception, with the majority of cash used to repay the note payable to Boomtown. Net Cash provided by operating activities for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

six months ended March 31, 1996 was $7.8 million compared to $12.2 million in the same prior year period. The decrease in operating cash flow resulted primarily from a $1.9 million reduction in revenues, higher operating costs and expenses of $1.9 million, and additional interest paid on the note payable to Boomtown, Inc.

   Net cash used in investing activities for the first six months of fiscal 1996 was $1.3 million primarily related toward the purchase of property and equipment. Uses of cash in financing activities for the six months ended March 31, 1996 totaled $5.4 million. These uses included $5.3 related to payments on the note payable to Boomtown and $768,000 related to reducing other long-term debt. Additionally, in March of 1996, the Partnership converted an operating lease on certain furniture, fixtures and equipment to a note obligation, whereby the residual balance on the lease was funded and the remaining outstanding balance was converted to a capital lease.

   At March 31, 1996, the Partnership's debt was primarily comprised of a $31.2 million note payable to Boomtown and other notes payable of $4.6 million on the gaming vessel and furniture, fixtures and equipment. Interest rates on the debt range from 10.5% to 13%. The note payable to Boomtown is variable and principal and interest is to be repaid from all available funds as soon as such repayment becomes practicable, and in no event later than November, 1998. Management of Boomtown will only require payments to the extent of the Partnership's available cash flows. Interest is calculated on the note payable to Boomtown at 11.5% and is based on the average outstanding monthly balance. Payments are applied first to accrued interest and then to the principal.

   During March 1996, the Company converted an operating lease on certain furniture, fixtures and equipment to a capital lease obligation whereby the residual balance on the operating lease was funded and the remaining outstanding balance was converted to a capital lease. As of March 31, 1996 the outstanding balance on the lease was $756,000 and matures in August 1998.

   The Partnership's current long term plans are to complete an expansion of its land-based facility to include a 350 seat full service buffet and a 150 seat specialty, fine dining restaurant to compliment the entertainment package offered. The approximate cost of the expansion is currently estimated to be between $5 million and $9 million. The Company presently has no definitive plans or time table as to when the project would commence. Additionally, the project is conditional upon the Company's ability to obtain adequate financing. The Company has not obtained such financing on acceptable terms and therefore can provide no assurance the project will be completed.

   In November 1993, Boomtown issuanced $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "notes") and warrants to purchase 472,500 shares of Boomtown's Common Stock (the "Warrants"). Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

reference attached as Exhibit 10.36 to Boomtown, Inc.'s Annual Report on the Form 10-K for the year ended September 30, 1995.

   The Partnership believes that its current available cash and cash equivalents and anticipated cash flow from operations, will be sufficient to fund the Partnership's working capital and normal recurring capital expenditures through the end of fiscal 1996. The Partnership does not believe such sources of liquidity will be sufficient to fund its proposed expansion project as described above. The Partnership believes that expansion of its existing facilities is important for continued growth. If the project, as described above was to proceed, the Partnership anticipates that such financing, subject to certain restrictions set forth in the First Mortgage Notes, would come from one or more of a number of sources, including cash flow from operations, bank financing, vendor financing or debt, joint ventures, equity financing other long-term debt or additional advances from Boomtown. However, there can be no assurance that such financing will be available on terms acceptable to the Partnership or that any proposed expansion projects by the Partnership will ever be completed. Further, given the rapidly changing national competitive and legal environments related to gaming, the Partnership's future operating results are highly conditional and could fluctuate significantly. Should cash flow from the Partnership's operations in all locations be below expectation, the Partnership may have difficulty in satisfying capital requirements.

   In a recent development potentially affecting the Partnership's gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. While the Partnership has no reason at this time to believe that the voters of Jefferson Parish (where the Partnership's riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, the Partnership would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999 and this occurance would have a material adverse effect on Boomtown operations.

   The statements set forth above regarding the Partnership's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Partnership may be adversely affected or otherwise fluctuate significantly as a result of a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry, and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of Boomtown and Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park. For example, revenues and operating income were adversely affected by Louisiana's recently enacted strict cruising regulations which are in effect for riverboat casinos in the New Orleans area. Additionally, in a recent development, potentially

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

affecting the Partnership's gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. While the Partnership has no reason at this time to believe that the voters of Jefferson Parish (where the Partnership's riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, the Partnership would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999. Any of the above factors, among others, could cause the Partnership's operating results to be weaker than expected, and could cause the Partnership's cash requirements to differ materially from the Partnership's current estimates.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   NONE

ITEM 5.  OTHER INFORMATION.

   NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 16.

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                            Louisiana - I Gaming, L.P.

                            Registrant

Date:   May 14, 1996        /s/  Phil Bryan
                            ------------------------------------------------
                            Phil Bryan, President; Chief Operating Officer

Date:   May 14, 1996        /s/  Jon Whipple
                            ------------------------------------------------
                            Jon Whipple, Corporate Controller; Principal
                            Accounting and Financial Officer

                            SCHEDULE OF EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION

10.1(1) Letter of Intent dated as of March 26, 1993 among Boomtown, Inc., The Skrmetta Group, Inc. and Skrmetta Machinery Corporation, relating to the property in Harvey, Louisiana.

10.2(2) Letter Agreement dated April 16, 1993 among Boomtown, Inc., Raphael Skrmetta, The Skrmetta Group and Skrmetta Machinery Corporation.

10.3(3) Purchase Agreement dated as of November 3, 1993 among Boomtown, Inc., Boomtown Hotel & Casino, Inc., Blue Diamond Hotel & Casino, Inc., Louisiana-I Gaming, L.P., Louisiana Gaming Enterprises, Inc., Mississippi-I Gaming, L.P., Bayview Yacht Club, Inc., Oppenheimer & Co., Inc. and Sutro & Co. Incorporated.

_______________________

(1) Incorporated by reference to the exhibit filed with Boomtown's Current Report on Form 8-K filed with the SEC on April 1, 1993.

(2) Incorporated by reference to the exhibit filed with Boomtown's Registration Statement on Form S-1 (File No. 33-61198), effective May 24, 1993.

(3) Incorporated by reference to the exhibit filed with Boomtown's Form 10-K for the fiscal year ended September 30, 1993.