Form 10-Q
period 1996-06-30
LOUISIANA I GAMING L P
filed 1996-08-14
CIK 918879

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q



                           QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996       Commission File Number 0-20648


                      LOUISIANA - I  GAMING, L.P.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Louisiana                                        72-1238179
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

                      LOUISIANA - I GAMING, L.P.



PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

              Balance Sheets, September 30, 1995 and June 30, 1996 ........  3

              Statements of Operations For the Three and Nine Months
              Ended June 30, 1996 and 1995 ................................  4

              Condensed Statements of Cash Flows For the Nine Months
              Ended June 30, 1996 and 1995 ................................  5

              Notes to Financial Statements ...............................  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................  9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ........................................... 13

     Item 5.  Other Information............................................ 13

     Item 6.  Exhibits and Reports on Form 8-K ............................ 13


SIGNATURES ................................................................ 14

SCHEDULE OF EXHIBITS ...................................................... 15

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         LOUISIANA - I GAMING, L.P.

                               BALANCE SHEETS
                               (IN THOUSANDS)


                                                   SEPTEMBER 30,    JUNE 30,
                                                       1995           1996
                                                   -------------   -----------
ASSETS:                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents                          $ 3,072        $ 4,077
   Accounts receivable, net                               147             79
   Inventories                                            567            221
   Prepaid expenses                                     1,369            438
                                                      -------        -------
               Total current assets                     5,155          4,815

Property and equipment, at cost,
   less accumulated depreciation                       55,716         56,307
Other assets                                              302            186
                                                      -------        -------
     Total assets                                     $61,173        $61,308
                                                      =======        =======

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
   Accounts payable                                   $   732        $   602
   Accrued compensation                                   609            972
   Other accrued liabilities                            2,787          3,730
   Note payable - Boomtown, Inc.                       36,290         26,917
   Accrued interest payable - Boomtown, Inc.              322            264
   Long-term debt due within one year (Note 2)          1,604          2,035
                                                      -------        -------
               Total current liabilities               42,344         34,520

Long-term debt due after one year (Note 2)              3,750          2,836

Commitments and contingencies (Note 3)

Deferred gain                                             213            124
Partners' capital:
   General Partner                                        743          1,182
   Limited Partners                                    14,123         22,646
                                                      -------        -------
               Total Partners' capital                 14,866         23,828
                                                      -------        -------
      Total Liabilities and Partners' Equity          $61,173        $61,308
                                                      =======        =======


                   See accompanying notes.

                          LOUISIANA - I GAMING, L.P.

                           STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                              1995      1996      1995     1996
                                            -------   -------   -------   ------
Revenues:
   Gaming                                   $17,683   $17,465   $55,013   $52,245
   Family entertainment center                  229       230       509       625
   Food and beverage                            162       135       382       421
   Cabaret                                      109       190       181       582
   Other income                                 101        91       314       456
                                            -------   -------   -------   -------
                                             18,284    18,111    56,399    54,329

Costs and expenses:
   Gaming                                     5,737     6,739    17,989    20,251
   Gaming equipment leases                      433       415       433     1,324
   Family entertainment center                  125       143       323       408
   Food and beverage                            160       174       396       522
   Cabaret                                       69       184       123       500
   Marketing                                    738     1,008     2,682     3,165
   General and administrative                 5,369     4,416    15,845    13,803
   Depreciation                                 573       716     1,825     2,011
                                            -------   -------   -------   -------
                                             13,204    13,795    39,616    41,984

Income from operations                        5,080     4,316    16,783    12,345
Interest and other expense, net              (1,301)   (1,022)   (3,634)   (3,382)
                                            -------   -------   -------   -------
Net income                                  $ 3,779   $ 3,294   $13,149   $ 8,963
                                            =======   =======   =======   =======

Net income allocated to Partners:
   General Partner                          $   190   $   174   $   658   $   448
   Limited Partners                           3,589     3,120    12,491     8,515
                                            -------   -------   -------   -------
                                            $ 3,779   $ 3,294   $13,149   $ 8,963
                                            =======   =======   =======   =======

                           See accompanying notes.

                         LOUISIANA - I GAMING, L.P.

                     CONDENSED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                         NINE MONTHS ENDED JUNE 30,
                                                             1995          1996
                                                         -----------   -----------
Cash flows from operating activities:
   Net income                                              $13,149        $ 8,963
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation and amortization                             1,825          2,011
   Prepaid expenses                                            816            931
   Accounts payable                                            237           (198)
   Accrued compensation                                        424            363
   Other accrued liabilities                                 1,223            943
   Other adjustments, net                                     (353)           276
                                                           -------        -------
      Net cash provided by operating activities             17,321         13,289
                                                           -------        -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment              6,732              1
   Payments for purchases of property and equipment        (10,130)        (2,275)
   Increase (decrease) in construction related payables     (1,128)            67
                                                           -------        -------
      Net cash used in investing activities                   (526)        (2,207)
                                                           -------        -------

Cash flows from financing activities:
   Note payable - Boomtown, Inc., net                      (16,392)        (9,594)
   Proceeds from long-term debt                              6,448            756
   Principal payments on long-term debt                       (728)        (1,239)
   Distributions to limited partner                           (242)            --
                                                           -------        -------
      Net cash used in financing activities                (10,914)       (10,077)
                                                           -------        -------

Net increase in cash and cash equivalents                    1,881          1,005

Cash and cash equivalents:
   Beginning of period                                       2,627          3,072
                                                           -------        -------
   End of period                                           $ 4,508        $ 4,077
                                                           -------        -------

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

      INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at June 30, 1996, the results of operations for the three and nine months ended June 30, 1995 and 1996 and cash flows for the nine months ended June 30, 1995 and 1996 have been included. The Partnership's operations are seasonal and thus operating results for the three and nine months ended June 30, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1995.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                  September 30, 1995     June 30, 1996
                                  ------------------     -------------
     13% note payable                   $4,336              $3,519
     11.5% note payable                  1,018                 663
     Capital lease obligation               --                 689
                                        ------              ------
                                         5,354               4,871
     Less amounts due within one year    1,604               2,035
                                        ------              ------
                                        $3,750              $2,836
                                        ======              ======

The 13% note payable is secured by a first preferred mortgage on the boat. This note payable is payable in 48 monthly installments of approximately $134,000 and matures in January 1999.

                          LOUISIANA - I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


     The 11.5% note payable is secured by various furniture, fixture and equipment. This note payable is payable in 36 monthly installments of approximately $48,000 and matures in September 1997.

      The capital lease obligation is secured by equipment. This lease is payable in 30 monthly installments of approximately $29,000 and matures in August 1998.

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

      The Partnership is a guarantor of a note payable with an outstanding balance of $394,000 at June 30, 1996, of Mississippi - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

      The Partnership is also a guarantor of a $1.1 million promissory note of Blue Diamond Hotel & Casino, Inc., a wholly-owned subsidiary of Boomtown, Inc. as of June 30, 1996 the outstanding principal balance on the Note is $511,000.

      A demand for arbitration has been filed by Eric Skrmetta, a limited partner, with the American Arbitration Association, alleging that Boomtown breached the Louisiana Partnership Agreement and its fiduciary duty to limited partners resulting in a substantial tax liability to Mr. Skrmetta. Boomtown disputes this claim and is contesting it vigorously.

4.  OTHER EVENTS

      In a recent development potentially affecting the Partnership's gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. The vote is scheduled for November 5, 1996. While the Partnership has no reason at this time to believe that

                          LOUISIANA - I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

the voters of Jefferson Parish (where the Partnership's riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, the Partnership would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD
PARK") -- On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in Boomtown's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

5.  MANAGEMENT FEE ALLOCATION

      Boomtown is responsible for managing the operations of the Company and all of its other subsidiaries (collectively the "Subsidiaries"). Boomtown charges the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarter and nine months ended June 30, 1996, the Partnership recorded Management Fees in the amount of $210,000, and $666,000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth certain items from the Partnership's statements of operations as a percentage of revenues for the quarters ended June 30, 1995 and 1996 (in thousands) (unaudited):


                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               JUNE 30,                               JUNE 30,
                                       1995                1996                1995                1996
                                  ---------------     ---------------     ---------------     ---------------
Revenues:
  Gaming                          $17,683   96.8%     $17,465   96.4%     $55,013   97.5%     $52,245   96.2%
  Non-gaming                          601    3.2%         646    3.6%       1,386    2.5%       2,084    3.8%
                                  ---------------     ---------------     ---------------     ---------------
                                   18,284  100.0%      18,111  100.0%      56,399  100.0%      54,329  100.0%

Operating costs and expenses:
  Gaming                            6,170   33.7%       7,154   39.5%      18,422   32.7%      21,575   39.8%
  Non-gaming                          354    1.9%         501    2.8%         842    1.5%       1,430    2.6%
  Marketing, general and
    administrative                  6,107   33.4%       5,424   30.0%      18,527   32.8%      16,968   31.2%
  Depreciation                        573    3.2%         716    3.9%       1,825    3.2%       2,011    3.7%
                                  ---------------     ---------------     ---------------     ---------------
                                   13,204   72.2%      13,795   76.2%      39,616   70.2%      41,984   77.3%

Income from operations              5,080   27.8%       4,316   23.8%      16,783   29.8%      12,345   22.7%
Interest and other expenses,
  net                              (1,301)  (7.1%)     (1,022)  (5.6%)     (3,634)  (6.5%)     (3,382)  (6.2%)
                                  ---------------     ---------------     ---------------     ---------------
Net income                        $ 3,779   20.7%     $ 3,294   18.2%     $13,149   23.3%     $ 8,963   16.5%
                                  ===============     ===============     ===============     ===============

     Total revenues for the quarter ended June 30, 1996 were $18.1 million, 1.0% lower than the $18.3 million generated during the same prior year period. Gaming revenues, representing 96.4% of total revenues for the third quarter declined 1.2% to $17.5 million. Gaming revenues are derived from slot and video gaming machines as well as various table games. During the first nine months of fiscal 1996 the Partnership recorded gaming revenues of $52.2 million and non-gaming revenues of $2.1 million. This represents a decline of 5.0%, and an increase of 50.4%, respectively. Gaming revenues were negatively impacted by Louisiana's stricter enforcement of cruising regulations, which are in effect for all gaming riverboats operating in the state. Riverboats are required to cruise for 90 minutes every three hours, and beginning in the summer of 1995, the Louisiana State Police began strict enforcement of the regulation.

        Non-gaming revenues are generated from the Partnership's family entertainment center ("funcenter"), food and beverage sales, a cabaret show and other advertising and promotional revenues. The increase in non-gaming revenues during the first nine months of fiscal 1996 was due to the expansion of the cabaret showroom, to include food and beverage sales, as well as additional revenues generated from the funcenter.

        The gaming margin decreased $1.2 million for the third quarter of fiscal 1996 to $10.3 million. This represents 59.0% of gaming revenue as compared to 65.1% in the same prior year quarter. For the nine months ended June 30, 1996, the gaming margin fell from 66.5% to 58.7%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of gaming revenue. The decline is primarily a result of a change in the calculation of gaming taxes, resulting in a financial statement reclassification. During the current year, the gaming taxes were calculated as a percentage of revenue and charged to gaming operating costs. In the prior year, the taxes were calculated based on a flat charge per admission and charged to general and administrative expenses. Additionally, the margin was negatively affected by gaming leases entered into in April 1995 resulting in charges of $415,000 and $1.3 million for the quarter and nine months ended June 30, 1996, respectively. This compares with charges of $433,000 for both the prior commensurate quarter and prior year nine month period.

      Marketing expenses were $1.0 million and $3.2 million for the current quarter and nine month period, as compared to $738,000 and $2.7 million for the same prior year periods. These costs consist primarily of printed advertising, outdoor signs, media advertising, promotional events, direct mailings, and bus programs. The higher marketing expenses during the current year periods resulted primarily from the expansion of the direct mail program.

      General and administrative ("G&A") expenses were $4.4 million for the quarter ended June 30, 1996 compared to $5.4 million in the prior year third quarter. During the first nine months of fiscal 1996 the Partnership incurred $13.8 million, 12.9% lower than $15.8 million in the prior year commensurate period. The decline in G&A expenses resulted primarily from the reclassification of gaming taxes to gaming expenses, partially offset by management fees charges by Boomtown, Inc. Boomtown, Inc. is responsible for managing the operations of the Partnership and charges its subsidiaries a pro-rata share of the costs incurred relative to this management function. While Boomtown did not charge a management fee in the prior year period, during the first nine months of the current year the Partnership was charged $666,000.

     Depreciation and amortization was $716,000 and $2.0 million for the third quarter and nine month period, respectively, consistent with the prior year periods. The Partnership incurred interest expense of $1.0 million during the third quarter of fiscal 1996 compared to $1.3 million in the third quarter of the prior year. This decline is a result of less interest charged on the note payable to Boomtown, due to lower outstanding balances. For the first nine months of the current and prior fiscal year, interest expense was $3.4 million, the majority of which was charged on the note payable to Boomtown.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's principal source of liquidity at June 30, 1996 was cash and cash equivalents of approximately $4.1 million, an increase of $1.0 million from September 30, 1995. Operating cash flow has been positive since the Company's inception, with the majority of cash used to repay the note payable to Boomtown. Net cash provided by operating activities for the nine months ended June 30, 1996 was $13.3 million compared to $17.3 million in the same prior year period. The decrease in operating cash flow resulted primarily from a $2.0 million reduction in revenues, higher operating costs and expenses of $2.4 million, and additional interest paid on the note payable to Boomtown, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in investing activities for the first nine months of fiscal 1996 was $2.2 million primarily related toward the purchase of property and equipment. Uses of cash in financing activities for the nine months ended June 30, 1996 totaled $10.1 million. These uses included $9.6 million related to payments on the note payable to Boomtown and $1.2 million related to reducing other long-term debt. Additionally, in March of 1996, the Partnership converted an operating lease on certain furniture, fixtures and equipment to a note obligation. The outstanding balance on this capital lease was $689,000 at June 30, 1996 and matures August 1998.

      At June 30, 1996, the Partnership's debt was primarily comprised of a $26.9 million note payable to Boomtown and other notes payable of $4.9 million on the gaming vessel and furniture, fixtures and equipment. Interest rates on the debt range from 11.5% to 13.0%. The note payable to Boomtown is variable and principal and interest is to be repaid from all available funds as soon as such repayment becomes practicable, and in no event later than November, 1998. Management of Boomtown will only require payments to the extent of the Partnership's available cash flows. Interest is calculated on the note payable to Boomtown at 11.5% and is based on the average outstanding monthly balance. Payments are applied first to accrued interest and then to the principal.

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

      In November 1993, Boomtown issued $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "notes") and warrants to purchase 472,500 shares of Boomtown's Common Stock ( the "Warrants"). Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference attached as Exhibit 10.36 to Boomtown, Inc.'s Annual Report on the Form 10-K for the year ended September 30, 1995.

      In a recent development potentially affecting the Partnership's gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. The vote is scheduled for November 5, 1996. While the Partnership has no reason at this time to believe that the voters of Jefferson Parish (where the Partnership's riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, the Partnership would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

financing, vendor financing or debt, joint ventures, equity financing other long-term debt or additional advances from Boomtown. However, there can be no assurance that such financing will be available on terms acceptable to the Partnership or that any proposed expansion projects by the Partnership will ever be completed. Further, given the rapidly changing national competitive and legal environments related to gaming, the Partnership's future operating results are highly conditional and could fluctuate significantly. Should cash flow from the Partnership's operations be below expectations, the Partnership may have difficulty in satisfying capital requirements.

       The statements set forth above regarding the Partnership's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Partnership may be adversely affected or otherwise fluctuate significantly as a result of a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry, and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of Boomtown and Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park. For example, revenues and operating income were adversely affected by Louisiana's recently enacted strict cruising regulations which are in effect for riverboat casinos in the New Orleans area. Additionally, in a recent development, potentially affecting the Partnership's gaming operations, the State of Louisiana adopted a statute pursuant to which voter referendums on the continuation of gaming will be held locally (on a parish-by-parish basis) where gaming operations are conducted. While the Partnership has no reason at this time to believe that the voters of Jefferson Parish (where the Partnership's riverboat operations are located) will vote against riverboat gaming, in the event they were to do so, the Partnership would have to discontinue its riverboat gaming operation in that parish upon the expiration of its license in June 1999. Any of the above factors, among others, could cause the Partnership's operating results to be weaker than expected, and could cause the Partnership's cash requirements to differ materially from the Partnership's current estimates.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     A demand for arbitration has been filed by Eric Skrmetta, a limited partner, with the American Arbitration Association, alleging that Boomtown breached the Louisiana Partnership Agreement and its fiduciary duty to limited partners resulting in a substantial tax liability to Mr. Skrmetta. Boomtown disputes this claim and is contesting it vigorously.

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

                                LOUISIANA - I GAMING, L.P.

                                Registrant

Date: August 14, 1996           /s/  PHIL BRYAN
                                ----------------------------------------------
                                Phil Bryan, President; Chief Operating Officer

Date: August 14, 1996           /s/  JON WHIPPLE
                                ----------------------------------------------
                                Jon Whipple, Corporate Controller; Principal
                                Accounting and Financial Officer

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