Form 10-K405
period 1996-09-30
LOUISIANA I GAMING L P
filed 1996-12-27
CIK 918879

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1996     Commission File Number 0-20648

                             LOUISIANA - I GAMING, L.P.
            (Exact Name of Registrant as Specified in its Charter)

              Louisiana                                72-1238179
   -------------------------------                 ------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


          c/o Boomtown, Inc.
      P.O. Box 399, Verdi, Nevada                       89439-0399
  (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code:  (702)  345-8643

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     Yes  X      No
                  ---        ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the part of this Form 10-K as indicated: None

                                       PART I

ITEM 1.   BUSINESS

     Louisiana - I Gaming, L.P., (the "Partnership" or "Boomtown New Orleans" or "Boomtown Belle" or the "Company") a Louisiana limited partnership is majority owned and controlled by Boomtown, Inc., ("Boomtown") and commenced operations in August 1994 on a 50-acre site in Harvey, Louisiana, approximately ten miles from downtown New Orleans. Gaming operations are conducted from a 250-foot replica of a paddlewheel riverboat offering 912 slot machines and 56 table games (including blackjack ("21"), craps, poker, roulette, pai gow poker, let it ride and Caribbean stud) in a 30,000 square foot casino. The land-based facility adjacent to the riverboat dock is composed of a western-themed, 88,000-square foot facility. The first floor of the building opened December 1994, and offers the patrons of the Boomtown Belle a deli-style restaurant, a 20,000-square foot family entertainment center and a western saloon/dance hall. In addition, the land-based facility provides for staging of the gaming vessel. This facility is the only one of its type in the New Orleans area and it attracts both families and adults by providing entertainment for non-gaming customers while also providing incentive for gaming customers to increase the frequency and duration of their visits. The Company believes it distinguishes itself from other casinos in the New Orleans area by its location, emphasis on the Company's old west theme and promoting its friendly, casual atmosphere. Boomtown New Orleans currently employs approximately 900 employees.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi gaming authorities. The Merger is subject to the approval of other relevant gaming jurisdictions including Louisiana.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

     On November 18, 1996, the Company entered into an agreement with its partnership in the venture, Eric Skrmetta (Skrmetta"), in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996, (which amount was paid) with the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

     NEW ORLEANS AND THE LOUISIANA GAMING MARKET Riverboat gaming was legalized in Louisiana in July 1991, with the enactment of the Riverboat Economic Development and Gaming Control Act. The law currently limits the number of gaming licenses to 15 riverboat licenses of which 14 have already been granted. One land based casino is also permitted in New Orleans.

     Louisiana law requires that all riverboats be built after January 1, 1992 and be of "period" construction, at least 150 feet in length and have a 600-passenger minimum capacity. Twenty-four hour unlimited stakes gaming is permitted on the riverboats, which are required to cruise for 90 minutes every three hours. Fourteen riverboats operate in the state of Louisiana in the areas of Shreveport, Lake Charles, New Orleans and Baton Rouge. Four boats are currently operational in the New Orleans area (including the Company's riverboat). However, one of the four which is located in downtown New Orleans is scheduled to move to Shreveport in the fall of 1997.

     The annual license fee to conduct gaming activities on a riverboat in Louisiana is $50,000 for the first year of operations and $100,000 per year thereafter. An additional fee of 18.5% of net gaming proceeds is charged by the state, and local municipalities may charge a fee of up to $2.50 per passenger boarding the riverboat. In the case of the Company's riverboat, this fee was negotiated to 6% of net gaming proceeds.

     In addition to riverboat casinos, a single, large-scale land-based casino to be operated by Harrah's Jazz was approved for the City of New Orleans. A temporary facility was constructed in New Orleans, and the casino began operations in 1995. After almost seven months of operations, Harrah's Jazz filed a Chapter 11 bankruptcy on November 22, 1995, due to numerous occurrences including disappointing gaming revenues. Harrah's is currently in negotiations with the State of Louisiana and attempting to reorganize and commence operations. The land based casino may open as soon as mid-1997.

     The New Orleans metropolitan area has a local resident population of over 1.3 million people and attracts over 9 million tourists annually. The "West Bank", which is located in Jefferson Parish, and is the site of Boomtown New Orleans, has more than 250,000 local residents.

     A large majority of the Boomtown Belle customers are local residents of the West Bank. These customers are primarily blue-collar, working class and suburban/rural. Boomtown believes that these customers are attracted by the Company's value-oriented, middle market philosophy and the relaxed western atmosphere. Studies have indicated that these customers are loyal to the West Bank and do not like to travel into the downtown New Orleans urban area.

     On November 5, 1996, referenda on the continuation of riverboat gaming were held on a parish-by parish basis in each parish where riverboat gaming operations were permitted. Voters in all parishes in which riverboat gaming is currently conducted elected to continue to permit operations. In the Boomtown Belle's parish the continuation of riverboats passed overwhelmingly with a 68% approval rate.

     COMPETITION Boomtown New Orleans currently competes with other riverboat casinos in Louisiana and dockside gaming casinos in Mississippi, some of which have greater name recognition and greater financial and marketing resources than Boomtown. The Company believes that Boomtown New Orleans will face additional competition from a land-based casino in the City of New Orleans if it again becomes operational. The Company believes that its riverboat operation competes primarily on the basis of the riverboat's location and overall atmosphere. Current Louisiana gaming legislation authorizes a total of 15 riverboat casino licenses statewide, of which

14 have been granted. The Company also believes the local residents of Westbank who frequent the Boomtown Belle are loyal to the West Bank and do not like to travel into the downtown New Orleans urban area. If new casinos draw significant numbers of customers from the West Bank, however, or the Boomtown Belle's customers do travel to other casinos, customer counts and revenues of the Boomtown Belle would be adversely affected.

     FUTURE EXPANSION The Boomtown Belle's current plan is to complete an expansion of its land-based facility to include a 350 seat full service buffet and a 150 seat specialty, fine dining restaurant to complement the entertainment package offered. The Louisiana project is expected to commence shortly following the Merger. In the event the Merger were not to be completed, financing requested for the project would be severely jeopardized.
 The Company has not obtained any financing for the project, and there is no assurance that the Company will be able to obtain said financing, even if the Merger is successfully completed, on acceptable terms.

REGULATION AND LICENSING

     The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the Louisiana Gaming Control Board (the "Board"). The Board is responsible for issuing the gaming license and enforcing the laws, rules and regulations relative to riverboat gaming activities. The Board is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

     The laws and regulations of Louisiana seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the Board; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through fees; and (vi) ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

     The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following: (i) gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist; (ii) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated river or waterway; (vi) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat, (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Board.

     No person may receive any percentage of the profits from the Partnership without first being found suitable. In March 1994, the Partnership, its officers, key personnel, partners and persons holding a 5% or greater interest in the partnership were found suitable by the predecessor to the Board. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the Board. In issuing a license, the Board must find that the applicant is a person of good character, honesty and integrity and the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Board will not grant any licenses unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and (viii) the applicant is of good moral character.

     The Board may not award a license to any applicant who fails to provide information and documentation to reveal any fact material to qualifications or who supplies information which is untrue or misleading as to a material fact pertaining to the qualification criteria; who has been convicted of or plead NOLO CONTENDERE to an offense punishable by imprisonment of more than one year; who is currently being prosecuted for or regarding whom charges are pending in any jurisdiction of an offense punishable by more than one year imprisonment; if any holder of 5% or more in the profits and losses of the applicant has been convicted of or plead guilty or NOLO CONTENDERE to an offense, which at the time of conviction is punishable as a felony.

     The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to Board approval. Accordingly, the Merger is subject to Board approval. A security issued by a holder of a license must generally disclose these restrictions.

     A licensee (the Partnership) must periodically report the following information to the Board, which is not confidential and is to be available for public inspection; the licensee's net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the Board, including annual financial statements that have been audited by an independent certified public accountant.

     The Board has adopted rules governing the method for approval of the area of operations, the rules and odds of authorized games and devices permitted, and prescribe grounds and procedures for the revocation, limitation or suspension of licenses and permits.

     On April 19, 1996, the Louisiana legislature adopted legislation requiring statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit licensed riverboat gaming, licensed video poker gaming, and licenses land-based gaming in Orleans Parish. The applicable local election took place on November 5, 1996, and the voters in the parish of the Partnership voted to continue licenses for riverboat and video poker gaming. However, it is noteworthy that the current legislation does not provide for any moratorium on future local elections on gaming.

ITEM 2.   PROPERTIES

     In November 1993, the Partnership completed the purchase of approximately 50 acres located in Jefferson Parish, 10 miles from downtown New Orleans, Louisiana, for approximately $3 million. This property is used for land-based amenities related to its riverboat casino at Boomtown New Orleans. At this property, Boomtown New Orleans owns all facilities, including the riverboat restaurants, bars, fun center and entertainment facility. See "ITEM 1. Business" for further discussion of the Company's properties.

ITEM 3.   LEGAL PROCEEDINGS

     A demand for arbitration had been filed by Eric Skrmetta, a limited partner, with the American Arbitration Association, alleging that Boomtown breached the Louisiana Partnership Agreement and its fiduciary duty to limited partners resulting in less than anticipated distributions to Mr. Skrmetta. On November 18, 1996, the Company entered into an agreement with Eric Skrmetta in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996 with the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Partnership's equity securities are not publicly traded.

     Boomtown owns an 87.5% limited partnership interest in the Partnership. Through its wholly-owned subsidiary, Louisiana Gaming Enterprises, Inc., a Louisiana corporation, Boomtown owns an additional 5% general partnership interest in the Partnership. Eric Skrmetta owns the remaining 7.5% limited partnership interest in the Partnership.

     Quarterly distributions were made by the Partnership as follows prior to the "Minority Purchase" as described below:

     (1) For each of the first three quarters of each year, to the extent permitted under applicable law, 75% of Partnership Distributable Income (as defined below) shall be distributed on a pro rata basis to all equity holders within forty-five (45) days after the quarter end.

     (2) Within sixty (60) days after the end of the fourth quarter of each fiscal year, to the extent permitted under applicable law, a pro rata distribution shall be made which results in 100% of the Partnership Distributable Income for the fiscal year having been distributed on a cumulative basis. "Partnership Distributable Income" is defined as (a) the sum of (i) the net income for the Partnership for the fiscal quarter or year, plus
          (ii) depreciation and amortization charges for such period, plus
          (iii) the provision for any income taxes (or similar governmental fees) for accounting purposes for such period, less (b) the sum of
          (i) all capital expenditures incurred during such period in the normal course of operation, (ii) all scheduled principal repayments on all indebtedness which are required to be made during such period and (iii) any actual income taxes (or similar governmental fees) actually paid in such period, all as determined with regard to amounts accrued or incurred in accordance with generally accepted accounting principles consistently applied, and less (c) 50% of any aggregate deficit in Partnership Distributable Income for all prior periods.

     On November 18, 1996, the Company entered into an agreement (the "Minority Purchase") with Eric Skrmetta in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7 1/2% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

ITEM 7.   NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                            Years Ended September 30,

                                         1995                     1996
                                ---------------------    ---------------------

Revenues:
   Gaming                       $  72,157      97.1%    $  69,674     96.1%
   Non-gaming                       2,146       2.9         2,857      3.9
                                ---------   -------     ---------   ------
                                   74,303      100.0       72,531    100.0

Operating expenses:
Gaming                             25,625      34.5        28,822     39.7
Non-gaming                          1,274       1.7         2,044      2.8
Marketing, general and
  administrative                   24,649      33.2        21,587     29.8
Management fee-
  Boomtown, Inc.                    1,068       1.4           960      1.3
Depreciation and
  amortization                      2,415       3.3         2,741      3.8
                                ---------   -------     ---------   ------
                                   55,031      74.1        56,154     77.4

Income from operations             19,272      25.9        16,377     22.6
Interest and other
  expense, net                     (4,879)     (6.5)       (4,305)    (5.9)
                                ---------   -------     ---------   ------

Net income                      $  14,393      19.4%    $  12,072     16.7%
                                ---------   -------     ---------   ------
                                ---------   -------     ---------   ------

FISCAL 1996 COMPARED TO FISCAL 1995

     Total revenues for the year ended September 30, 1996 were $72.5 million, 2.3% lower than the $74.3 million generated during the prior fiscal year. Gaming revenues, representing 96.1% of total revenues for the year declined 3.4% from $72.2 million. Gaming revenues are derived from the Company's 912 slot machines and 56 table games. Slot machines contributed approximately 75% of total gaming revenues during both fiscal 1996 and 1995. The reduction in gaming revenues resulted from fewer passengers on the Company's gaming riverboat. During fiscal 1996 the Partnership had 1,524,000 in admissions, down 9.9% from fiscal 1995 due primarily to additional cruising of the riverboat. The additional cruising was due to Louisiana's stricter enforcement of cruising regulations which are in effect for all gaming riverboats operating in the state. Riverboats are required to cruise for 90 minutes every 3 hours, and beginning in the late summer 1995 Louisiana State Police began strict enforcement of this regulation. Although the number of admissions and gaming passengers has declined in fiscal 1996 the Partnership experienced an increase in the average win per passenger from approximately $42.00 in fiscal 1995 to $46.00 in fiscal 1996. This is attributable to having a higher level of gaming clientele as compared to a higher level of "sightseers" during the prior year.

     Non-gaming revenues are generated from the Partnership's family entertainment center ("Fun Center"), food and beverage sales, a cabaret show and other promotional revenues. During fiscal 1996 the Partnership recorded $2.9 million in non-gaming revenues as compared to $2.1 million recorded during the prior year period. This was due to the expansion of the cabaret showroom to include food and beverage sales as well as additional revenues generated from the fun center. The Partnership has undergone additional efforts to improve the availability and quality of its food products in an effort to attract more gaming and non-gaming patrons to the property.

     The property's gaming margin decreased $5.6 million during fiscal 1996 to $40.9 million as compared to $46.5 million recorded during fiscal 1995. The gaming margin percentage fell from 64.5% to 58.6% primarily as a result of a change in the calculation of gaming taxes, resulting in a financial statement reclassification. During fiscal 1996, the gaming taxes were calculated as a percentage of revenue and charged to gaming operating costs. In the prior year, the taxes were calculated based on a flat charge per admission and recorded as general and administrative expenses. Additionally, during fiscal 1996 the gaming margin was negatively affected by gaming leases entered into in April 1995 resulting in additional charges of $466,000 during fiscal 1996. The overall decline in the gaming margin was offset by a reduction of $752,000 in payroll costs due to more efficient management of the games departments.

     The Company's non-gaming margin fell from $872,000 during fiscal 1995 to $813,000 during fiscal 1996 primarily resulting from an increase in food and beverage costs in an effort to attract more gaming and non-gaming patrons. Additionally, the reduction was caused by a slight reduction in the fun center revenue from more sharing agreements entered into with fun center games vendors.

     Marketing expenses were $4.3 million during fiscal 1996 as compared to $3.8 million during the prior year. The increase is due to the additional advertisement of live entertainment bands at the Company's cabaret, the promotion of outdoor events and special functions held during fiscal 1996. Additionally, the higher marketing expenses were due to additional bus tour expenses in efforts to bring new gaming patrons and higher players club redemption fees as the Company's players club program expands and becomes more mature.

     General and administrative ("G & A"), expenses were $17.3 million during fiscal 1996, as compared to $20.9 million during the prior year, resulting in a $3.6 million or 17.2% decline from the prior year. The decline in G &A expenses resulted from the reclassification of gaming taxes to gaming expenses and lower payroll costs offset by higher insurance premiums and medical related expenses as well as additional surveillance costs due to State police staffing requirements. Also, during fiscal 1996 the Partnership was charged management fees of $960,000 as compared to $1.1 million during fiscal 1995 by Boomtown, Inc. Boomtown, Inc. is responsible for managing the operations of the Partnership and charges its subsidiaries a pro-rata share of the costs incurred relative to this management function. Depreciation and amortization expenses were $2.7 million and $2.4 million during the fiscal years ended September 30, 1996 and 1995, respectively. The Company incurred depreciation primarily on the riverboat, the land-based facility and all equipment, furniture and fixtures. During fiscal 1996 the property increased its depreciable asset base by approximately $2.8 million.

     The Partnership incurred interest and other expenses of $4.3 million during fiscal 1996, 11.7% lower than the $4.9 million recorded in the prior year period. This decline is a result of less interest charged on the note payable to Boomtown, due to lower outstanding balances.


LIQUIDITY AND CAPITAL RESOURCES

     The Partnership believes that its current available cash and cash equivalents and anticipated cash flow from operations, will be sufficient to fund the Partnership's ongoing working capital and normal recurring capital expenditures through the end of fiscal 1997. The Partnership does not believe such sources of liquidity will be sufficient to fund its proposed expansion projects as described above. The Partnership believes that expansion of its existing facilities is important for continued growth. If the project, as described above was to proceed, the Partnership anticipates that such financing, subject to certain restrictions set forth in the First Mortgage Notes, would come from one or more of a number of sources, including cash flow from operations, bank financing, vendor financing or debt, joint ventures, equity financing, other long-term debt or additional advances from Boomtown. However, there can be no assurance that such financing will be available on terms acceptable to the Partnership or that any proposed expansion projects by the Partnership will ever be completed. Further, given the rapidly changing national competitive and legal environments related to gaming, the Partnership's future operating results are highly conditional and could fluctuate significantly. Should cash flow from the Partnership's operations be below expectations, the Partnership may have difficulty in satisfying capital requirements.

     The statements set forth above regarding the Partnership's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Partnership and its liquidity may be adversely affected or otherwise fluctuate significantly as a result of a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry, and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of Boomtown and Hollywood Park following the proposed Merger and lack of financing following the proposed Merger with Hollywood Park. For example, revenues and operating income were adversely affected by Louisiana's recently enacted strict cruising regulations which are in effect for riverboat casinos in the New Orleans area. Any of the above factors, among others, could cause the Partnership's operating results and liquidity to be weaker than expected, and could cause the Partnership's cash requirements to differ materially from the Partnership's current estimates.

GUARANTEE OF BOOMTOWN NOTES BY THE PARTNERSHIP

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11-1/2% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,000 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference, attached as Exhibit 12.36 to Boomtown, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information is incorporated by reference to the financial statements data listed in Item 14 of Part IV of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.













                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  The following items are filed as part of this report:


Item 1.   FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors  . . . . .  13

     Balance Sheets, September 30, 1995 and 1996  . . . . . . . .  14

     Statements of Operations for the years
     ended September 30, 1994, 1995 and 1996  . . . . . . . . . .  15

     Statements of Partners' Capital for the years
     ended September 30, 1994, 1995 and 1996  . . . . . . . . . .  16

     Statements of Cash Flows for the years
     ended September 30, 1994, 1995 and 1996  . . . . . . . . . .  17

     Notes to Financial Statements  . . . . . . . . . . . . . . .  18


Item 2.   FINANCIAL STATEMENT SCHEDULES

     Valuation and Qualifying Accounts  . . . . . . . . . . . . .  24

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 3.   EXHIBITS

     The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.


(b)  Reports on Form 8-K.  Not applicable.

(c)  Exhibits
        See Item 14(a)(3) above.

(d)  Financial Statement Schedules
        See Item 14(a)(2) above.

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Executive Committee
Louisiana-I Gaming, L.P.,
a Louisiana Limited Partnership

We have audited the accompanying balance sheets of Louisiana-I Gaming, L.P. (the Partnership), a Louisiana limited partnership, as of September 30, 1995 and 1996, and the related statements of operations, and statements of partners' capital and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New Orleans, Louisiana
November 6, 1996,
   except for Note 9, as to which
   the date is November 18, 1996

                           LOUISIANA - I GAMING, L.P.

                                BALANCE SHEETS
                                (in thousands)

                                                          September 30,
                                                       1995           1996
                                                     --------      ---------
ASSETS:
Current assets:
   Cash and cash equivalents                         $  3,072      $  3,512
   Accounts receivable, net                               147            94
   Inventories                                            567           205
   Prepaid expenses                                     1,369         1,357
                                                     --------      ---------
               Total current assets                     5,155         5,168

Property and equipment, at cost, net (Note 2)          55,716        55,776
Other assets                                              302           161
                                                     --------      ---------
     Total assets                                    $ 61,173      $ 61,105
                                                     --------      ---------
                                                     --------      ---------

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
   Accounts payable                                      $732          $704
   Accrued compensation                                   609           843
   Other accrued liabilities                            2,787         2,907
   Note payable - Boomtown, Inc.                       36,290        25,695
   Accrued interest payable - Boomtown, Inc. (Note 3)     322           242
   Long-term debt due within one year (Note 4)          1,604         2,097
                                                     --------      ---------
               Total current liabilities               42,344        32,488

Commitment and contingencies (Note 5)

Long-term debt due after one year (Note 4)              3,750         2,288

Deferred gain                                             213           112

Partners' capital:
     General partner                                      743         1,301
     Limited partners                                  14,123         4,916
                                                     --------      ---------
               Total partners' capital                 14,866        26,217
                                                     --------      ---------
      Total liabilities and partners' capital        $ 61,173      $ 61,105
                                                     --------      ---------
                                                     --------      ---------



                             See accompanying notes.

                              LOUISIANA - I GAMING, L.P.

                               STATEMENTS OF OPERATIONS
                                   (in thousands)


                                               Years ended September 30,
                                          ---------------------------------
                                            1994         1995         1996
                                          ---------    --------    --------
Revenues:
   Gaming                                  $12,100      $72,157     $69,674
     Family entertainment center                --          789         884
     Food and beverage                          41          589         583
     Cabaret                                    --          333         823
     Other income                               61          435         567
                                          ---------    --------    --------
                                            12,202       74,303      72,531

Costs and expenses:
Gaming                                       4,122       24,759      27,127
     Gaming equipment leases                    --          866       1,695
     Family entertainment center                --          459         562
     Food and beverage                          62          607         719
     Cabaret                                    --          208         683
     Other operating expenses                   --           --          80
     Marketing                                 574        3,762       4,295
     Management fee-Boomtown, Inc.              --        1,068         960
     General and administrative              3,355       20,887      17,292
     Pre-opening expenses                    5,272           --          --
     Depreciation and amortization             249        2,415       2,741
                                          ---------    --------    --------
                                            13,634       55,031      56,154
                                          ---------    --------    --------

Income (loss) from operations               (1,432)      19,272      16,377
Interest and other income (expense), net      (521)      (4,879)     (4,305)
                                          ---------    --------    --------
Net income (loss)                          ($1,953)     $14,393     $12,072
                                          ---------    --------    --------

Net income (loss) allocated to partners:
     General partner                          ($98)        $720        $604
     Limited partners                       (1,855)      13,673      11,468
                                          ---------    --------    --------
                                           ($1,953)     $14,393     $12,072
                                          ---------    --------    --------
                                          ---------    --------    --------


                               See accompanying notes.

                             LOUISIANA - I GAMING, L.P.

                           STATEMENTS OF PARTNERS' CAPITAL
                   Years ended September 30, 1994, 1995 and 1996
                                   (in thousands)





                                               Limited Partners
                                          -------------------------
                                                                       Total
                                General    Boomtown                  Partners'
                                Partner      Inc.         Other       Capital
                                -------    ---------     --------   ---------

Balances, September 30, 1993     $   --    $      --     $     --    $     --

    Capital contributions           250        4,750            1       5,001
     Net loss                     ($ 98)      (1,855)          --      (1,953)
                                -------    ---------     --------   ---------

Balances, September 30, 1994        152        2,895            1       3,048

     Net income                     720       12,740          933      14,393
     Distributions                 (129)      (2,252)        (193)     (2,574)
                                -------    ---------     --------   ---------

Balances, September 30, 1995        743       13,383          741      14,867

     Net income                     604       10,563          905      12,072
     Distributions                  (46)        (572)        (104)       (722)
                                -------    ---------     --------   ---------

Balances, September 30, 1996     $1,301    $  23,374     $  1,542    $ 26,217
                                -------    ---------     --------   ---------
                                -------    ---------     --------   ---------


                                 See accompanying notes.


                                LOUISIANA - I GAMING, L.P.
                                 STATEMENTS OF CASH FLOWS

               Increase (decrease) in cash and cash equivalents
                               (in thousands)


                                                    Years ended September 30,
                                                -------------------------------
                                                   1994       1995       1996
                                                ---------  ---------  ---------
Cash flows from operating activities:
   Net income (loss)                             ($1,953)   $14,393   $ 12,072
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
   Depreciation and amortization                     249      2,415      2,741
   Loss (gain) on the sale of property
         and equipment                                --        144       (93)
Changes in operating assets and liabilities:
   Accounts receivable, net                          (78)       (69)       19
   Inventories                                      (467)      (100)      310
   Prepaid expenses                               (1,225)      (144)       11
   Other assets                                      (85)       109       112
   Accounts payable                                  299        433       (28)
   Accrued compensation                              348        261       234
   Other accrued liabilities                       1,251      1,422       119
   Accrued interest payable-Boomtown, Inc.           132        190       (79)
                                                ---------  ---------  ---------
         Net cash provided by
           (used in) operating activities         (1,529)    19,054    15,418
                                                ---------  ---------  ---------

Cash flows from investing activities:
   Proceeds from sale of property
        and equipment                                 --      6,653         2
   Increase in construction related payables       1,128     (1,128)       --
   Reductions of other assets                        151         --        --
   Payments for purchases of property
        and equipment                            (52,641)   (10,943)   (1,718)
                                                ---------  ---------  ---------
         Net cash used in investing activities   (51,362)    (5,418)   (1,716)
                                                ---------  ---------  ---------

Cash flows from financing activities:
   Advances from Boomtown, Inc.                   (1,400)        --        --
   Note payable-Boomtown, Inc.                    51,917    (18,008)  (11,537)
   Loan costs                                         --       (101)       --
   Proceeds from long-term debt                       --      6,206        --
   Principal payments on long-term debt               --     (1,095)   (1,725)
   Equity investment by general partner              250         --        --
   Equity investment by Boomtown, Inc.             4,750         --        --
   Equity investment by limited partner                1         --        --
   Partnership distributions                          --       (193)       --
                                                ---------  ---------  ---------
        Net cash provided by (used in)
         financing activities                     55,518    (13,191)  (13,262)
                                                ---------  ---------  ---------

Net increase in cash and cash equivalents          2,627        445       440

Cash and cash equivalents:
   Beginning of year                                  --      2,627     3,072
                                                ---------  ---------  ---------
   End of year                                   $ 2,627   $  3,072  $  3,512
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------


                                    See accompanying notes

                                 LOUISIANA - I GAMING, L.P.

                                NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Louisiana-I Gaming, L.P. (the "Partnership" or the "Company"), a Louisiana limited partnership is a majority owned and controlled partnership of Boomtown, Inc. ("Boomtown"). Boomtown owns an 87.5% limited partnership interest and through its wholly-owned subsidiary, Louisiana Gaming Enterprises, Inc. (a Louisiana corporation and the general partner of the Partnership), Boomtown owns an additional 5% interest in the Partnership. The remaining 7.5% limited partnership is owned by an individual (see Note 9). The Partnership was formed on April 20, 1993 and was in the construction and development phase and had no operating revenues or expenses until commencing gaming operations on August 6, 1994. Under the terms of the partnership agreement, after three years of operation, either Boomtown or the individual may exercise an option to convert the individual's ownership interest in the Partnership into Boomtown common stock or cash, at an amount calculated per the partnership agreement. The partnership agreement also provides for quarterly distributions to be made to the partners.

     USE OF ESTIMATES - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on hand and in banks. The Partnership considers highly liquid investments with original maturities of three months or less as cash equivalents. The Partnership paid interest of approximately $387,000, $4,629,000 and $3,672,000 on a note payable to Boomtown in 1994, 1995 and 1996, respectively. Loan fees of $242,000 were excluded from proceeds of long-term debt acquired during the year ended September 30, 1995.

     FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximate their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair value was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     CONCENTRATION OF CREDIT RISK - The Partnership places its temporary cash in an interest-bearing account with a financial institution. The account is collateralized by securities issued by the United States Government and other high quality credit instruments.

     INVENTORIES - Inventories consist primarily of food and beverage stock and uniforms and are stated at the lower cost (determined using the first-in, first-out method) or market.

     ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled $306,000, $1.4 million and $1.4 million in fiscal 1994, 1995 and 1996, respectively.

     DEPRECIATION AND AMORTIZATION - Depreciation of property and equipment is provided on the straight-line method over the useful lives of the respective assets which range from three to thirty-five years.


                        LOUISIANA - I GAMING, L.P.

                        NOTES TO FINANCIAL STATEMENTS

PRE-OPENING EXPENSES - Pre-opening expenses were associated with the acquisition, development and opening of the riverboat casino. These amounts include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the dockside casino. Such amounts were expensed when the Partnership commenced gaming operations on August 6, 1994.

     INCOME TAXES - No provision for income taxes has been made in the accompanying financial statements since any liability is that of the partners and not of the Partnership. The book basis exceeded the tax basis of the Partnerships' assets and liabilities by approximately $220,000 and $3,300,000, respectively at September 30, 1995 and 1996.

     GAMING REVENUES AND PROMOTIONAL ALLOWANCES - In accordance with industry practice, the Partnership recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances provided to customers without charge. The estimated costs of providing such promotional allowances have been classified as gaming operating expenses through interdepartmental allocations as follows:

                                                Years ended September 30,
                                        ---------------------------------------
                                          1994           1995           1996
                                        ---------     ----------     ----------

     Food and beverage                  $612,000      $2,092,000     $2,509,000
     Other                                 7,000           1,000          1,000
                                        ---------     ----------     ----------
     Total costs allocated to gaming
          operating expenses            $619,000      $2,093,000     $2,510,000
                                        ---------     ----------     ----------
                                        ---------     ----------     ----------

     RECLASSIFICATIONS - Certain reclassification have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

2.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                 September 30,
                                       --------------------------
                                           1995             1996
                                       --------------------------

     Boat                              $18,925,000    $18,925,000
     Buildings and improvements         28,201,000     28,299,000
     Land                                4,943,000      4,943,000
     Equipment                           3,009,000      5,390,000
     Furniture and fixtures              2,388,000      2,678,000
     Construction-in-progress              505,000        506,000
                                       -----------    -----------
                                        57,971,000     60,741,000
     Less accumulated depreciation       2,255,000      4,965,000
                                       -----------    -----------
                                       $55,716,000    $55,776,000
                                       -----------    -----------
                                       -----------    -----------

     The construction-in-progress at September 30, 1995 and 1996, relates primarily to costs associated with the construction of level two of the land-based facility.
     Amortization of leased assets is included in depreciation and amortization expense.


                          LOUISIANA - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3.   NOTE PAYABLE - BOOMTOWN, INC.

     Note Payable - Boomtown, Inc., consists of advances to the Partnership from Boomtown used to fund the pre-opening expenses, construction of the land-based facility and gaming boat and to acquire furniture, fixtures and equipment. The principal of the note is variable and is due on demand along with the interest. However, management of Boomtown will not require payments except to the extent of the Partnership's available cash flows. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. Payments are applied first to accrued interest and then to principal.

     Certain cash payments were made by Boomtown on behalf of the Partnership, primarily while in the Partnership's development stage, and are included in the accompanying statements of cash flows for the year ended September 30, 1994.

     The Partnership incurred interest costs of $2,844,000, $4,797,000 and $3,592,000 in 1994, 1995 and 1996 on advances and notes from Boomtown, of which $2,323,000 and $533,000 was capitalized in fiscal 1994 and 1995, respectively.

     The advances, note payable, accrued interest payable and interest expenses to Boomtown are eliminated in the consolidated financial statements of Boomtown.

4.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                  September 30,
                                          ----------------------------
                                              1995           1996
                                          ----------------------------
     13% note payable                     $4,336,000        $3,227,000
     11.5% note payable                    1,018,000           538,000
     10.5% capital lease obligation               --           620,000
                                          ----------        ----------
                                           5,354,000         4,385,000
     Less amounts due in one year          1,604,000         2,097,000
                                          ----------        ----------
                                          $3,750,000        $2,288,000
                                          ----------        ----------
                                          ----------        ----------

     Principal maturities of long-term debt by fiscal year as of September 30, 1996 are $2,097,000 in 1997, $1,765,000 in 1998, and $523,000 in 1999.

     The 13% note is secured by a first preferred mortgage on the boat with a net book value of $17,296,000 as of September 30, 1996. This note is payable in 48 monthly installments of approximately $134,000 and matures in January 1999.


                           LOUISIANA - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS

The 11.5% note payable is secured by various furniture, fixtures and equipment with a net book value of approximately $873,000 as of September 30, 1996. This note payable is payable in 36 monthly installments of approximately $48,000 and matures in September 1997.

     The 10.5% capital lease obligation is secured by various furniture, fixtures and equipment with a net book value of $1,046,000 as of September 30, 1996. This note payable is payable in 30 monthly installments of approximately $26,000 and matures in September 1998.

5.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Partnership leases various billboards and operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

     SLOT MACHINE LEASE UNDER AGREEMENT - On March 29, 1995, the Partnership sold 789 slot machines to Marquis Leasing Company, a subsidiary of First National Bank of Commerce ("Marquis") for $5.1 million. Simultaneously with the sale, the Partnership leased the slot machines for three years and was granted the option to purchase the leased assets for the greater of the fair market value at the end of the lease or the residual value as stated in the lease agreement. This transaction resulted in a deferred gain of $327,072, which is being amortized over the term of the lease.

     FURNITURE, FIXTURES AND EQUIPMENT LEASE UNDER AGREEMENT - On November 14, 1994, the Partnership sold furniture, fixtures and equipment to PDS Financial Corporation for $1.5 million. Simultaneously with the sale, the Partnership leased the furniture, fixtures and equipment for three years and was granted the option to purchase the furniture, fixtures and equipment at the fair market value of the equipment at the end of the lease term. During March 1996, the Company converted this lease to a capital lease obligation whereby the residual balance on the operating lease was funded and the remaining outstanding balance was converted into a capital lease (Note 4).

     The aggregate future minimum annual rental commitments as of September 30, 1996, under operating leases having noncancelable lease terms in excess of one year are as follows:

     1997                                          $  1,901,000
     1998                                               933,000
     1999                                                16,000
                                                   ------------
                                                   $  2,850,000
                                                   ------------
                                                   ------------

     Rental expense during the year ended September 30, 1994, 1995 and 1996 amounted to approximately $324,000, $2,206,000 and $2,270,000, respectively.

     SELF-INSURANCE - The Partnership maintains a plan of partial self-insurance for medical and dental coverage for substantially all full-time employees and their dependents. Claims in excess of $75,000 per individual beginning March 1, 1995 are fully covered by insurance. Management has established reserves considered adequate to cover estimated future payments on claims.


                           LOUISIANA - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS

     DEBT GUARANTEES - On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the indenture relating to the Notes. The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operating leases; limitations on dividends, repurchases of capital stock of Boomtown and redemption of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

     In addition, the Partnership is a guarantor for a promissory note, with an outstanding principal balance of $442,000 at September 30, 1996 of Blue Diamond Hotel & Casino, Inc., a majority owned and controlled partnership of Boomtown.

6.   401(k) PLAN

     The Company's employees are covered under the Boomtown, Inc., 401(k) Plan (the "Plan"). Under the Plan, the Company will match 50% of employees' contributions up to a maximum of 5% of the employees' wages. The Company recorded approximately $4,000, $23,000 and $114,000 in expense during the years ended September 30, 1994, 1995 and 1996, respectively, related to their matching contributions.

7.   MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). During 1996, the Company charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the years ended September 30, 1995 and 1996, the Company recorded Management Fees of $1,068,000 and $960,000, respectively (none for 1994).

8.   SUBSEQUENT EVENTS

     MINORITY PURCHASE AGREEMENT - On November 18, 1996 the Company entered into an agreement with Eric Skrmetta in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7 1/2% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

     For a full discussion of the terms of the minority purchase agreement as described above see exhibit number 10.3(4) attached in the schedule of exhibits of this filing.

                       LOUISIANA - I GAMING, L.P.

                      NOTES TO FINANCIAL STATEMENTS

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK")
- On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi gaming authorities. The Merger is subject to the approval of other relevant gaming jurisdictions including Louisiana.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger filed as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

          On November 5, 1996, referenda on the continuation of riverboat gaming were held on a parish-by parish basis in each parish where riverboat gaming operations were permitted. Voters in all parishes in which riverboat gaming is currently conducted elected to continue to permit operations. In the Boomtown Belle's parish the continuation of riverboats passed overwhelmingly with a 68% approval rate.

                          LOUISIANA - I GAMING, L.P.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                (IN THOUSANDS)


                                                     Additions   Deductions
                                       Balance at    Charged to  Write-offs,
                                      beginning of   Costs and     net of      Balance at
     Description                          Period      Expenses   Collections  End of Period
----------------------------------    ------------   ----------  -----------  -------------

Year ended September 30, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts:     $  6           $ 32        $ 33          $  5

Year ended September 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts:     $  4           $ 42        $ 40          $  6

Year ended September 30, 1994:
  Deducted from asset accounts:
    Allowance from doubtful accounts     $ --           $  4        $ --          $  4




                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of December, 1996.

                              Louisiana-I Gaming, L.P.

                              By:  Louisiana Gaming Enterprises, Inc.
                                     its General Partner



                              /s/ Timothy J. Parrott
                              -----------------------------------------------
                              Timothy J. Parrott, Chairman of the Board and Chief Executive Officer


                              POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Parrott and Phil Bryan and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                     Title                            Date
--------------------------------------------------------------------------------

/s/ Timothy J. Parrott   Chairman of the Board and Chief       December 27, 1996
----------------------   Officer (Principal Executive Officer)
Timothy J. Parrott

/s/ Phil E. Bryan        President and Director                December 27, 1996
----------------------
Phil E. Bryan

/s/ Jon L. Whipple       Vice President of Finance (Principal  December 27, 1996
----------------------   Financial and Accounting Officer)
Jon L. Whipple

/s/ Robert F. List       Director                              December 27, 1996
----------------------
Robert F. List

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

10.3(4) Minority Purchase Agreement dated November 18, 1996 among Louisiana-I Gaming, Inc., Boomtown, Inc. and Eric Skrmetta.

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