Form 10-K405/A
period 1996-09-30
LOUISIANA I GAMING L P
filed 1996-12-27
CIK 918879

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A

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

New Orleans, Louisiana
November 6, 1996,
   except for Note 9, as to which
   the date is November 18, 1996

                           LOUISIANA - I GAMING, L.P.

                                BALANCE SHEETS
                                (in thousands)

                                                          September 30,
                                                       1995           1996
                                                     --------      ---------
ASSETS:
Current assets:
   Cash and cash equivalents                         $  3,072      $  3,512
   Accounts receivable, net                               147            94
   Inventories                                            567           205
   Prepaid expenses                                     1,369         1,357
                                                     --------      ---------
               Total current assets                     5,155         5,168

Property and equipment, at cost, net (Note 2)          55,716        55,776
Other assets                                              302           161
                                                     --------      ---------
     Total assets                                    $ 61,173      $ 61,105
                                                     --------      ---------
                                                     --------      ---------

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
   Accounts payable                                      $732          $704
   Accrued compensation                                   609           843
   Other accrued liabilities                            2,787         2,907
   Note payable - Boomtown, Inc.                       36,290        25,695
   Accrued interest payable - Boomtown, Inc. (Note 3)     322           242
   Long-term debt due within one year (Note 4)          1,604         2,097
                                                     --------      ---------
               Total current liabilities               42,344        32,488

Commitment and contingencies (Note 5)

Long-term debt due after one year (Note 4)              3,750         2,288

Deferred gain                                             213           112

Partners' capital:
     General partner                                      743         1,301
     Limited partners                                  14,123        24,916
                                                     --------      ---------
               Total partners' capital                 14,866        26,217
                                                     --------      ---------
      Total liabilities and partners' capital        $ 61,173      $ 61,105
                                                     --------      ---------
                                                     --------      ---------



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