Form 10-Q
period 1996-12-31
LOUISIANA I GAMING L P
filed 1997-02-14
CIK 918879

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                                QUARTERLY REPORT
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended December 31, 1996           Commission File Number 0-20648


                           LOUISIANA - I  GAMING, L.P.
             (Exact Name of Registrant as Specified in its Charter)

                     Louisiana                         72-1238179
           ------------------------------          -------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                c/o Boomtown, Inc.
            P.O. Box 399, Verdi, Nevada                89439-0399
     (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (702)  345-8643


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
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

          Balance Sheets, September 30, 1996 and December 31, 1996 . . . . . . 3

          Statements of Operations for the Three Months
          Ended December 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . 4

          Condensed Statements of Cash Flows for the Three Months
          Ended December 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . 5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

SCHEDULE OF  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS.

                           LOUISIANA - I GAMING, L.P.

                                 BALANCE SHEETS
                                  (in thousands)

                                                    September 30,  December 31,
                                                        1996           1996
                                                    -------------  ------------
                                                                    (unaudited)

ASSETS:
Current assets:
   Cash and cash equivalents                           $ 3,512        $ 3,894
   Accounts receivable, net                                 94            135
   Inventories                                             205            246
   Prepaid expenses                                      1,357          1,046
                                                       -------        -------
     Total current assets                                5,168          5,321

Property and equipment, at cost, net (Note 2)           55,776         55,671
Goodwill, net                                               --          4,018
Other assets                                               161            137
                                                       -------        -------
     Total assets                                      $61,105        $65,147
                                                       -------        -------
                                                       -------        -------

LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
   Accounts payable                                    $   704        $  755
   Accrued compensation                                    843          1,124
   Other accrued liabilities                             2,907          3,056
   Note payable - Boomtown, Inc.                        25,695         27,460
   Accrued interest payable - Boomtown, Inc.               242            237
   Long-term debt due within one year (Note 2)           2,097          2,017
                                                       -------        -------
     Total current liabilities                          32,488         34,649

Contingencies (Note 3)

Long-term debt due after one year (Note 2)               2,288          1,867

Deferred gain                                              112             --

Partners' deficit:
   General partner                                       1,301          1,422
   Limited partner                                      24,916         27,209
                                                       -------        -------
     Total partners' capital                            26,217         28,631
                                                       -------        -------
     Total liabilities and partners' capital           $61,105        $65,147
                                                       -------        -------
                                                       -------        -------


                             See accompanying notes.

                           LOUISIANA - I GAMING, L.P.

                            STATEMENTS OF OPERATIONS
                                  (in thousands)
                                   (unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                        1995           1996
                                                       -------        -------
Revenues:
   Gaming                                              $16,460        $16,989
   Family entertainment center                             198            176
   Food and beverage                                       141             70
   Cabaret                                                 203            272
   Other income                                            201            127
                                                       -------        -------
                                                        17,203         17,634

Costs and Expenses:
   Gaming                                                6,641          6,998
   Gaming equipment leases                                 433            371
   Family entertainment center                             151            119
   Food and beverage                                       245            225
   Cabaret                                                 149            192
   Other operating expenses                                 15             56
   Marketing                                             1,237            961
   Management fee-Boomtown, Inc.                           255            240
   General and administrative                            4,100          4,437
   Depreciation and amortization                           608            757
                                                       -------        -------
                                                        13,834         14,356

Income from operations                                   3,369          3,278
Interest and other income (expense), net                (1,161)          (863)
                                                       -------        -------

Net Income                                             $ 2,208        $ 2,415
                                                       -------        -------
                                                       -------        -------

Net Income allocated to partners:
   General partner                                     $   101            121
   Limited partners                                      2,107          2,294
                                                       -------        -------
                                                        $2,208         $2,415
                                                       -------        -------
                                                       -------        -------


                             See accompanying notes.

                           LOUISIANA - I GAMING, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                  (in thousands)


                                                         Three Months Ended
                                                            December 31,
                                                        1995           1996
                                                       -------        -------
Cash flows from operating activities:
   Net income                                          $ 2,208        $ 2,415
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           608            757
   Changes in operating assets and liabilities             511            592
                                                       -------        -------
     Net cash provided by operating activities           3,327          3,764
                                                       -------        -------

Cash flows from investing activities:
   Increase in construction related payables                 9
   Payments for purchases of property and equipment       (144)          (627)
                                                       -------        -------
     Net cash used in investing activities                (135)          (627)
                                                       -------        -------

Cash flows from financing activities:
   Note payable-Boomtown, Inc., net                     (1,458)        (2,254)
   Principal payments on long-term debt                   (382)          (501)
                                                       -------        -------
     Net cash used in financing activities              (1,840)        (2,755)
                                                       -------        -------

Net increase in cash and cash equivalents                1,352            382

Cash and cash equivalents:
   Beginning of year                                     3,072          3,512
                                                       -------        -------
   End of period                                       $ 4,424        $ 3,894
                                                       -------        -------
                                                       -------        -------


                             See accompanying notes.

                           LOUISIANA - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Louisiana-I Gaming, L.P., (the "Partnership" or "Boomtown New Orleans" or "Boomtown Belle" or the "Company") a Louisiana limited partnership was majority owned and controlled by Boomtown, Inc. ("Boomtown") and on November 18, 1996, Boomtown entered into an agreement with its minority partner whereby his 7.5% minority interest was purchased by Boomtown (See Note 5). The Partnership commenced operations in August 1994 on a 50-acre site in Harvey, Louisiana, approximately ten miles from downtown New Orleans Gaming operations are conducted from a 250-foot replica of a paddlewheel riverboat offering 912 slot machines and 56 table games (including blackjack ("21"), craps, poker, roulette, pai gow poker, let it ride and Caribbean stud) in a 30,000-square foot casino. The land-based facility adjacent to the riverboat dock is composed of a western-themed, 88,000-square foot facility. The first floor of the building opened December 1994, and offers the patrons of the Boomtown Belle a deli-style restaurant, a 20,000-square foot family entertainment center and a western saloon/dance hall. In addition, the land-based facility provides for staging of the gaming vessel. This facility is the only one of its type in the New Orleans area and it attracts both families and adults by providing entertainment for non-gaming customers while also providing incentive for gaming customers to increase the frequency and duration of their visits.

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at December 31, 1996, the results of operations and cash flows for the three months ended December 31, 1995 and 1996, have been included. The Partnership's operations are seasonal and thus operating results for the three months ended December 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1996.

     RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation.

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                            September 30,       December 31,
                                                1996                1996
                                            -------------       ------------

     13% note payable                        $3,227,000          $2,926,000
     11.5% note payable                         538,000             409,000
     10.5% capital lease obligation             620,000             549,000
                                             ----------          ----------
                                              4,385,000           3,884,000
     Less amounts due in one year             2,097,000           2,017,000
                                             ----------          ----------
                                             $2,288,000          $1,867,000
                                             ----------          ----------
                                             ----------          ----------

                           LOUISIANA - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2.   LONG-TERM DEBT (CONTINUED)

     The 13% note is secured by a first preferred mortgage on the boat with a net book value of $17,106,000 as of December 31, 1996. This note is payable in 48 monthly installments of approximately $134,000 and matures in January 1999.

     The 11.5% note payable is secured by various furniture, fixtures and equipment with a net book value of approximately $843,000 as of December 31, 1996. This note is payable in 36 monthly installments of approximately $48,000 and matures in September 1997.

     The 10.5% capital lease obligation is secured by various furniture, fixtures and equipment with a net book value of $1,000,000 as of December 31, 1996. This note is payable in 30 monthly installments of approximately $26,000 and matures in September 1998.

3.   CONTINGENCIES

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

     In addition, the Partnership is a guarantor for a promissory note, with an outstanding principal balance of $336,000 at December 31, 1996 of Blue Diamond Hotel & Casino, Inc., a majority owned and controlled partnership of Boomtown.

     The Company is also a guarantor of a note payable with an outstanding balance of $243,000 at December 31, 1996, of Mississippi-I Gaming, L.P., a majority owned and controlled Partnership of Boomtown.

4.   MANAGEMENT FEE ALLOCATION

     Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). Boomtown charges the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarter ended December 31, 1995 and 1996, the Partnership recorded Management Fees in the amount of $255,000 and $240,000, respectively.

                           LOUISIANA - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5.   OTHER EVENTS

     MINORITY PURCHASE AGREEMENT - On November 18, 1996 the Company entered into an agreement with Eric Skrmetta in which Boomtown agreed to pay $5,673,000 in return for Skrmetta's 7 .5% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

     For a full discussion of the terms of the minority purchase agreement as described above see exhibit number 10.3(4) of the Partnership's Form 10-K for the year ended September 30, 1996.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") - On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi gaming authorities. The Merger is also subject to the approval of gaming jurisdictions in Louisiana and Nevada.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger filed as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

                           LOUISIANA - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Partnership's statements of operations as a percentage of total revenues for the three months ended December 31, 1995 and 1996 (unaudited):

                                                        Three Months Ended
                                                           December 31,
                                                       1995           1996
                                                       ----           ----

     Revenues:
        Gaming                                          95.7%          96.3%
        Non-gaming                                       4.3            3.7
                                                       -----          -----
                                                       100.0          100.0
     Operating expenses:
        Gaming                                          41.1           41.8
        Non-gaming                                       3.3            3.3
        Marketing, general & administrative             31.0           30.6
        Management fee - Boomtown, Inc.                  1.5            1.4
        Depreciation and amortization                    3.5            4.3
                                                       -----          -----
                                                        80.4           81.4

     Income from operations                             19.6           18.6
     Interest and other income (expense), net           (6.7)          (4.9)
                                                       -----          -----
     Net income                                         12.9%          13.7%
                                                       -----          -----
                                                       -----          -----

     Total revenues for the quarters ended December 31, 1996 and 1995 were $17.6 million and $17.2 million, respectively, an increase of 2.5% from the prior year quarter. Total gaming revenues were $17.0 million, a 3.2% increase from $16.5 million recorded during the first quarter of fiscal 1996. Slot machines contributed 72.5% of gaming revenues during the first fiscal quarter of 1997 as compared to 74.7% during the same period of fiscal 1996. The increase in slot revenues can be attributed to more attractive, higher appeal slot machines which received higher play. During the first fiscal quarter of 1997 the gaming vessel received 371,000 gaming passengers, down 1% from the same prior year period. Although the number of passengers decreased, the property experienced an increase in average win per passenger from $44.06 to $46.40 in the first quarter of fiscal 1997. This is attributable to better marketing efforts and additional incentives provided to gaming patrons.

     Non-gaming revenues were $645,000 during the current year quarter consisting primarily of revenues from the property's family entertainment center and showroom. This compares to revenues of $743,000 during the same prior year quarter. The decline in non-gaming revenues resulted primarily from lower patronage at the property's family entertainment center and lower food and beverage sales due primarily to limited access to the family entertainment center and deli while construction was being performed on the Company's new buffet. Additionally, during the

                           LOUISIANA - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter the property began operations of its general store and generated revenues of $47,000 in its first full quarter of operations.

     The gaming margin for the quarters ended December 31, 1996 and 1995 were $9.6 million or 56.6%, and $9.4 million or 57.0%, respectively. The slight decline in gaming margin resulted from higher gaming taxes during the current year quarter due to a change in calculating the tax during the first quarter of fiscal 1996. The margin percentage decline was offset by lower payroll expenses in the table games and slot departments.

     Marketing expenses declined 22% during the current year quarter to $961,000 as compared to $1.2 million during the first quarter of fiscal 1996. The decline in advertising and promotional expenses resulted from the discontinuance of the Company's bus tour program, the reduction of direct mail advertising to customers, merchandise costs associated with the Company's player club and less outdoor and media advertising.

     General and administrative expenses totaled $4.4 million during the first quarter of fiscal 1997 as compared to $4.1 million during the same prior year period. The 8.2% increase resulted from higher worker's compensation insurance premiums in addition to other health and medical expenses, higher maintenance and security payroll costs in order to comply with new gaming requirements, costs associated with the Company's campaigning efforts during the recent gaming referendum presented in Louisiana and other administrative fees.

     Depreciation and amortization expense increased $149,000 or 24.5% during the Company's first fiscal quarter of 1997 resulting from an increase in depreciable assets and amortization of goodwill related to the recent transaction in which the Company purchased its minority partners interest. Additionally, during the quarter ended December 31, 1996 interest expense declined $293,000 or 25.2% from the prior year quarter primarily as a result of principle pay down on the Company's outstanding note obligation to Boomtown, Inc.

GUARANTEE OF BOOMTOWN NOTES BY THE PARTNERSHIP

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,000 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference, attached as Exhibit 12.36 to Boomtown, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     NONE

ITEM 5.  OTHER INFORMATION.

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits enclosed herein are detailed on the Schedule of Exhibits on page
     13.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              Louisiana - I Gaming, L.P.
                              Registrant

Date: February 14, 1997       /s/  Phil E. Bryan
                              -------------------------------------------------
                              Phil E. Bryan, President; Chief Operating Officer

Date: February 14, 1997       /s/  Jon L. Whipple
                              -------------------------------------------------
                              Jon L. Whipple, Vice President of Finance;
                              Principal Accounting and Financial Officer

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

---------------

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

(4) Incorporated by reference to the exhibit filed with Boomtown's Form 10-K for the fiscal year ended September 30, 1996.