Form 10-Q
period 1997-03-30
LOUISIANA I GAMING L P
filed 1997-05-15
CIK 918879

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q



                                  QUARTERLY REPORT
                          Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For the quarter ended March 31, 1997             Commission File Number 0-20648


                             LOUISIANA - I  GAMING, L.P.
               (Exact Name of Registrant as Specified in its Charter)

             Louisiana                                           72-1238179
 (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

                c/o Boomtown, Inc.
        P. O. Box 399, Verdi, Nevada                              89439-0399
 (Address of principal executive offices)                         (Zip Code)

         Registrant's telephone number, including area code: (702)345-8643


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ------     ------

                              LOUISIANA - I GAMING, L.P.



PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)

    Balance Sheets, September 30, 1996 and March 31, 1997.....................3

    Statements of Operations for the Three and Six Months
    Ended March 31, 1996 and 1997.............................................4

    Condensed Statements of Cash Flows for the Six Months
    Ended March 31, 1996 and 1997 ........................................... 5

    Notes to Financial Statements.............................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................9

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings..............................................12

Item 5.       Other Information..............................................12

Item 6.       Exhibits and Reports on Form 8-K ..............................12


SIGNATURES...................................................................13

SCHEDULE OF  EXHIBITS........................................................14

                            PART I - FINANCIAL INFORMATION

                             LOUISIANA - I GAMING, L.P.

                                    BALANCE SHEETS
                                    (in thousands)

                                                   September 30,         March 31,
                                                        1996                1997
                                                    -------------         ---------
                                                                         (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                         $     3,512       $     4,123
   Accounts receivable, net                                   94               172
   Inventories                                               205               244
   Prepaid expenses                                        1,357               759
                                                    -------------      ------------
         Total current assets                              5,168             5,298

Property and equipment, at cost, net                      55,776            56,040
Goodwill, net                                                 --             3,968
Other assets                                                 161               118
                                                    -------------      ------------
         Total assets                                $    61,105       $    65,424
                                                    -------------      ------------
                                                    -------------      ------------
LIABILITIES AND PARTNERS' CAPITAL:
Current liabilities:
   Accounts payable                                  $       704       $       776
   Accrued compensation                                      843               799
   Other accrued liabilities                               2,907             2,658
   Note payable - Boomtown, Inc.                          25,695            24,967
   Accrued interest payable - Boomtown, Inc.                 242               213
   Long-term debt due within one year (Note 2)             2,097             1,997
                                                    -------------      ------------
         Total current liabilities                        32,488            31,410

Contingencies (Note 3)

Long-term debt due after one year (Note 2)                 2,288             1,549

Deferred gain                                                112                --

Partners' capital:
   General partner                                         1,301             1,613
   Limited partner                                        24,916            30,852
                                                    -------------      ------------
         Total partners' capital                          26,217            32,465
                                                    -------------      ------------
         Total liabilities and partners' capital     $    61,105       $    65,424
                                                    -------------      ------------
                                                    -------------      ------------

                               See accompanying notes.

                               LOUISIANA - I GAMING, L.P.

                               STATEMENTS OF OPERATIONS
                                    (in thousands)
                                     (unaudited)

                                           Three Months Ended        Six Months Ended
                                                March 31,               March 31,
                                            1996        1997          1996         1997
                                         --------     --------     --------     ---------
REVENUES:

    Gaming                                $18,320      $18,008     $ 34,780     $ 34,996
    Family entertainment center               197          165          395          341
    Food and beverage                         145          159          286          229
    Cabaret                                   189          207          392          479
    General Store                              --           41           --           88
    Other income                              164          237          365          318
                                         --------     --------     --------     ---------
                                           19,015       18,817       36,218       36,451
COSTS AND EXPENSES:

    Gaming                                  7,349        7,170       14,021       14,183
    Gaming equipment leases                   476          388          909          759
    Family entertainment center               128           98          280          217
    Food and beverage                         255          347          501          572
    Cabaret                                   182          157          331          349
    General Store                              --           37           --           77
    Marketing                                 948          928        2,185        1,889
    Management fee-Boomtown, Inc.(Note 4)     201          240          456          480
    General and administrative              4,129        4,042        8,211        8,480
    Depreciation and amortization             687          807        1,295        1,564
                                         --------     --------     --------     ---------
                                           14,355       14,214       28,189       28,570

Income from operations                      4,660        4,603        8,029        7,881
Interest and other expense, net            (1,199)        (769)      (2,360)      (1,632)
                                         --------     --------     --------     ---------
    Net income                            $ 3,461      $ 3,834     $  5,669     $  6,249
                                         --------     --------     --------     ---------
                                         --------     --------     --------     ---------
Net income allocated to partners:
General partner                          $    173     $    192     $    274     $    313
Limited partners                            3,288        3,642        5,395        5,936
                                         --------     --------     --------     ---------
                                         $  3,461     $  3,834     $  5,669     $  6,249
                                         --------     --------     --------     ---------
                                         --------     --------     --------     ---------

                               See accompanying notes.

                             LOUISIANA - I GAMING, L.P.

                          CONDENSED STATEMENTS OF CASH FLOWS
                   Increase (decrease) in cash and cash equivalents
                                    (in thousands)
                                     (unaudited)


                                                        Six Months Ended
                                                            March 31,
                                                         1996       1997
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                         $  5,669   $  6,249

    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         1,295      1,564
    Changes in operating assets and liabilities             838        130
                                                      ---------   ---------
        Net cash provided by operating activities         7,802      7,943
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in construction related payables                 7         --
    Payments for purchases of property and equipment     (1,301)    (1,552)
                                                      ---------   ---------
        Net cash used in investing activities            (1,294)    (1,552)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note payable-Boomtown, Inc., net                     (5,349)    (4,747)
    Proceeds from long-term debt                            756         --
    Principal payments on long-term debt                   (768)    (1,033)
                                                      ---------   ---------
       Net cash used in financing activities             (5,361)    (5,780)
                                                      ---------   ---------

Net increase in cash and cash equivalents                 1,147        611

CASH AND CASH EQUIVALENTS:
    Beginning of period                                   3,072      3,512
                                                      ---------   ---------
    End of period                                      $  4,219   $  4,123
                                                      ---------   ---------
                                                      ---------   ---------

                               See accompanying notes.

                              LOUISIANA - I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS
                                     (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND NATURE OF BUSINESS - Louisiana-I Gaming, L.P., (the "Partnership" or "Boomtown New Orleans" or "Boomtown Belle" or the "Company") a Louisiana limited partnership was majority owned and controlled by Boomtown, Inc. ("Boomtown") and on November 18, 1996, Boomtown entered into an agreement with its minority partner whereby his 7.5% minority interest was purchased by Boomtown and Boomtown has become effectively a 100% owner of the "Company" (See Note 5). The Partnership commenced operations in August 1994 on a 50-acre site in Harvey, Louisiana, approximately ten miles from downtown New Orleans. Gaming operations are conducted from a 250-foot replica of a paddlewheel riverboat offering 912 slot machines and 56 table games (including blackjack ("21"), craps, poker, roulette, pai gow poker, let it ride and Caribbean stud) in a 30,000 square foot casino. The land-based facility adjacent to the riverboat dock is composed of a western-themed, 88,000-square foot facility. The first floor of the building opened December 1994, and offers the patrons of the Boomtown Belle a deli-style restaurant, the "Silver Screen" buffet, a 20,000-square foot family entertainment center and a western saloon/dance hall. In addition, the land-based facility provides for staging of the gaming vessel. This facility is the only one of its type in the New Orleans area and it attracts both families and adults by providing entertainment for non-gaming customers while also providing incentive for gaming customers to increase the frequency and duration of their visits.

    INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at March 31, 1997, the results of operations for the three and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996, have been included. The Partnership's operations are seasonal and thus operating results for the three and six months ended March 31, 1997 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1996.

    RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation.

2.  LONG-TERM DEBT
                                    September 30,      March 31,
                                        1996              1997
                                    -------------    --------------
     13% note payable               $  3,227,000     $  2,615,000
     11.5% note payable                  538,000          277,000
     Capital lease obligations           620,000          654,000
                                    -------------    --------------
                                       4,385,000        3,546,000
     Less amounts due in one year      2,097,000        1,997,000
                                    -------------    --------------
                                    $  2,288,000     $  1,549,000
                                    -------------    --------------
                                    -------------    --------------

                              LOUISIANA - I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS

2.  LONG-TERM DEBT (CONTINUED)

    The 13% note is secured by a first preferred mortgage on the boat with a net book value of $16,917,000 as of March 31, 1997. This note is payable in 48 monthly installments of approximately $134,000 and matures in January 1999.

    The 11.5% note payable is secured by various furniture, fixtures and equipment with a net book value of approximately $813,000 as of March 31, 1997. This note is payable in 36 monthly installments of approximately $48,000 and matures in September 1997.

    The capital lease obligation is secured by various furniture, fixtures and equipment with a net book value aggregating $954,000 as of March 31, 1997. This obligation is payable in 30 monthly installments of approximately $29,000 and matures in September 1998.

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

    In addition, the Partnership is a guarantor for a promissory note, with an outstanding principal balance of $227,000 at March 31, 1997 of Blue Diamond Hotel & Casino, Inc., a wholly-owned subsidiary of Boomtown.

    The Company is also a guarantor of a note payable, with an outstanding balance of $164,000 at March 31, 1997, of Mississippi-I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

4.       MANAGEMENT FEE ALLOCATION

    Boomtown is responsible for managing the operations of the Company and other of its subsidiaries (collectively the "Subsidiaries"). During the three and six months ended March 31, 1996 and 1997, Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). The Management fee amounted to $201,000 and $240,000, for the three months ended March 31, 1996 and 1997, respectively, and $456,000 and $480,000, during the six months ended March 31, 1996 and 1997, respectively.

                              LOUISIANA - I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS

5.       OTHER EVENTS

    MINORITY PURCHASE AGREEMENT - On November 18, 1996, the Company entered into an agreement with Eric Skrmetta in which Boomtown agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto required Boomtown to pay a down payment of $500,000 and the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

    For a full discussion of the terms of the minority purchase agreement as described above see exhibit number 10.3(4) of the Partnership's Form 10-K for the year ended September 30, 1996.

    BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") -On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi and Nevada gaming authorities. The Merger is also subject to the approval of gaming jurisdictions in Louisiana.

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

                              LOUISIANA - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Partnership's statements of operations as a percentage of total revenues for the three and six months ended March 31, 1996 and 1997 (unaudited):

                                       Three Months Ended  Six Months Ended
                                            March 31,          March 31,
                                        1996      1997      1996      1997
                                       -------   -------   -------   -------
REVENUES:
  Gaming                                96.4%     95.7%     96.0%     96.0%
  Non-gaming                             3.6       4.3       4.0       4.0
                                       -------   -------   -------   -------
                                       100.0     100.0     100.0     100.0
OPERATING EXPENSES:
  Gaming                                41.1      40.1      41.2      41.0
  Non-gaming                             3.0       3.4       3.0       3.3
  Marketing, general & administrative   26.7      26.4      28.7      28.5
  Management fee - Boomtown, Inc.        1.1       1.3       1.3       1.3
  Depreciation and amortization          3.6       4.3       3.6       4.3
                                       -------   -------   -------   -------
                                        75.5      75.5      77.8      78.4

Income from operations                  24.5      24.5      22.2      21.6
Interest and other expense, net         (6.3)     (4.1)     (6.5)     (4.5)
                                       -------   -------   -------   -------
Net income                              18.2%     20.4%     15.7%     17.1%
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

    The property generated total revenues of $18.8 million during the three months ended March 31, 1997, 1% lower than the $19.0 million reported during the prior years commensurate period. Of total revenues, gaming revenues comprised approximately 96% during the three month periods. Gaming revenues are generated essentially from the Company's 912 slot machines and 56 table games, of which slot machines contributed 74.2% of total gaming revenues for the quarter ended March 31, 1997. Gaming is only allowed on the Company's floating riverboat casino which is required to cruise, when safety requirements are met, for a total of 90 minutes every 3 hours during operating hours. During the quarter just ended the Company had 380,476 admissions on to the gaming vessel, a decrease of 1% from the prior year second fiscal quarter, and win per passenger of $47.33 a decline from $48.13 per passenger a year ago. The gaming patrons for the Louisiana riverboat are primarily based locally and the property continues to compete aggressively for the local customers of the greater New Orleans area. The Company has contributed continued efforts to expand its customer base to the outlying areas surrounding the New Orleans area and is beginning to penetrate these markets.

    For the six month period ended March 31, 1997, the Company reported revenues of $36.5 million, approximately 1% higher than the $36.2 million recorded during the prior year. As with the second quarter, gaming revenues comprised approximately 96% of total revenues consisting primarily of slot machine and table game play. During the six month periods the

                              LOUISIANA - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company reported a 1% increase in gaming revenues from $34.8 million to $35.0 million primarily driven by the addition of new games offered including mini baccarat and more attractive, higher appeal slot and video poker machines which have received a higher level of play. Additionally, the Company has begun to recognize an enhancement in casino patronage from offering a quality food product with the opening of its new buffet on March 1, 1997.

    For the three and six months ended March 31, 1997, the Company recorded gaming expenses of $7.6 million and $14.9 million, compared to $7.8 million and $14.9 million in the prior year periods, respectively. Gaming expenses include costs associated with operating the facilities gaming including salaries and other employee related expenses, gaming taxes and licenses, gaming equipment leases, costs associated with providing complementaries to casino patrons and other administrative expenses. After subtracting gaming expenses from gaming revenues the property reported a gaming margin of approximately 58%, for both the three and six months ended March 31, 1997, consistent with prior year periods.

    Non-gaming revenues for the three and six months ended March 31, 1997 were $809,000 and $1.5 million, respectively, generated from the Partnership's family entertainment center ("fun center"), food and beverage sales, a cabaret and other promotional revenues. Non-gaming revenues improved approximately 16% for the quarter and were virtually unchanged for the six months ended March 31, 1997. The non-gaming margin as a percentage of revenues was 21% during the most recent quarter compared to 19% reported during the prior year commensurate quarter. On a year-to-date basis the non-gaming margin was 17% compared to 23% recorded during the first half of the prior year. During the quarter and six month period the non-gaming margin was negatively impacted by the reduction of floor space for the property's fun center in order to construct a full service buffet in addition to the property's food outlets being restricted for approximately three month during this construction.

    Marketing expenses declined 2.1% and 13.5% for the three and six month periods ended March 31, 1997 to $928,000 and $1.9 million, respectively. The property has reduced its marketing expenses in print media, eliminated its bus tour program, which was not proving to be cost effective, and recognized savings in players club direct mail and merchandise redemption programs. The decline was offset by an increase in charitable donations of approximately $50,000 during the quarter and $108,000 during the first half of fiscal 1997 from the Company's commitment to a strong relationship with the New Orleans and Harvey, Louisiana communities.

    General and administrative ("G&A") expenses were $4.0 million and $4.1 million for the quarters ended March 31, 1997 and 1996, respectively. The slight decline in G&A expenses were primarily related to lower medical insurance costs due to the Company changing insurance programs from a self insured to a fully insured program effective January 1, 1997. Additionally, during the first half of fiscal 1997, the Company realized savings from refinancing certain operating leases and good labor management. For the six months ended March 31, 1997, G&A expenses grew 3% to $8.5 million, from $8.2 million in the prior year. The slight increase, net of the reductions during the second fiscal quarter, resulted from additional security and surveillance

                              LOUISIANA - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

employees as mandated by Louisiana gaming law as well as additional general insurance claims, higher 401k employee contributions and other expenses, associated with the Company's successful defense of the local referendum on the continuance of riverboat gaming in Louisiana.

    Depreciation and amortization expense increased 17% and 21% for the three and six months ended March 31, 1997, respectively, related primarily to the addition of fun center games, computer upgrades, additional slot machine signs and other capital purchases over the prior years commensurate periods, respectively. Additionally, during the three and six month periods ended March 31, 1997, the property reported net interest expense of $765,000 and $1.6 million, respectively, a decline of $433,000 and $730,000, respectively, as a result of principle reductions on the Company's outstanding note obligation to Boomtown, Inc.

    During fiscal 1996 and 1997 Boomtown, Inc. charged the Partnership for their pro-rata share of the costs it incurred relative to the management function. The Management fee amounted to $201,000 and $240,000, for the three months ended March 31, 1996 and 1997, respectively, and $456,000 and $480,000, during the six months ended March 31, 1996 and 1997, respectively.

GUARANTEE OF BOOMTOWN NOTES BY THE PARTNERSHIP

    In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,000 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference, attached as Exhibit 10.36 to Boomtown, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994.

    Some statements set forth above include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   NONE

ITEM 5.  OTHER INFORMATION

   NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 14.

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                           Louisiana - I Gaming, L.P.
                                           Registrant
                                           /s/ PHIL E. BRYAN
Date: May 14, 1997                         -------------------------------
                                           Phil E. Bryan, President; Chief
                                           Operating Officer

                                           /s/ JON L. WHIPPLE
Date: May 14, 1997                         -------------------------------
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

10.2(2) Letter of Agreement dated April 16, 1993 among Boomtown, Inc., Raphael Skrmetta, The Skrmetta Group and Skrmetta Machinery Corporation.

10.3(3) Purchase Agreement dated as of November 3, 1993 among Boomtown, Inc., Boomtown Hotel & Casino, Inc., Blue Diamond Hotel & Casino, Inc., Louisiana-I Gaming, L.P., Louisiana Gaming Enterprises, Inc., Mississippi-I Gaming, L.P., Bayview Yacht Club, Inc., Oppenheimer & Co., Inc. and Sutro & Co. Incorporated.

10.3(4) Minority Purchase Agreement dated November 18, 1996 among Louisiana-I Gaming, L.P., Boomtown, Inc. and Eric Skrmetta.

------------------

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